Form 10-K
period 2019-12-31
Taronis Fuels, Inc.
filed 2020-05-22
CIK 1778805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-56101

Taronis Fuels, Inc.

(Exact name of registrant as specified in its charter)

Delaware	32-0547454
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24980 N. 83rd Avenue, Ste. 100 Peoria, Arizona	85383
(Address of principal executive offices)	(Zip Code)

(866) 370-3835

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT: None.

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.000001 par value per share	TRNF	OTCQB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by checkmark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit files).

Yes [X] No [  ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ] No [X]

As of the last business date of the registrant’s most recently completed second fiscal quarter, there was no public market for the registrant’s s common stock.

Number of the issuer’s common stock outstanding as of May 18, 2020: 152,769,737.

The Company has relied upon Securities and Exchange Commission Order (Release No. 34-88465) dated March 25, 2020 (“Order”), to extend the original filing date of this Annual Report on Form 10-K to May 14, 2020 (45 days after the original due date). The Company needed to rely upon the Order to overcome the burden of limited access to its facilities, support staff and Company resources as a result of the COVID-19 pandemic, all of which resulted in unforeseen delays in the preparation and filing of this Annual Report.

TARONIS FUELS, INC.

TABLE OF CONTENTS

FORM 10-K REPORT

December 31, 2019

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions that are not statements of historical fact. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” “may” or similar words and expressions that convey uncertainty of future events or outcomes to identify these forward-looking cautionary statements.

The forward-looking statements in this document are based upon various assumptions, many of which are based on management’s discussion and analysis or plan of operations and elsewhere in this report. Although we believe that these assumptions were reasonable when made, these statements are not a guarantee of future performance and are subject to certain risks and uncertainties, some of which are beyond our control, and are difficult to predict. Actual results could differ materially from those expressed as forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements, which reflect management’s reasonable view only as of the date of this report.

Item 1. Business.

Unless otherwise provided in this report, all references in this report to “we,” “us,” “Taronis,” “our Company,” “our,” or the “Company” refer to Taronis Fuels, Inc. and our subsidiaries.

Overview

We are a renewable fuel and power generation company. Our primary business objective is the production of sustainable, socially responsible alternatives to existing fossil fuel and industrial gas products. Our first commercially viable product is a metal cutting fuel called “MagneGas”. MagneGas is a proprietary synthetic gas comprised primarily of hydrogen that is produced by the Company from its patented Venturi® Flow Submerged Plasma Arc Gasification Units (“Gasification Units”). The Gasification Units are patent protected, and the technology has been licensed to the Company through an exclusive worldwide license. MagneGas is comprised primarily of hydrogen and created through a patented protected process, which we license under an exclusive worldwide license.

Recent Developments

On December 5, 2019, Taronis Fuels became an independent, public company when it was spun-off from Taronis Technologies, Inc., its former parent. Taronis Fuels’ common stock trades on the OTCQB under the ticker “TRNF”.

During December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread significantly and infections have been reported globally on a large scale. The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. In particular, the continued spread of the coronavirus globally could adversely impact our operations and could have an adverse impact on our business and our financial results.

About “MagneGas”

“MagneGas” is the Company’s clean, renewable, environmentally sustainable metal cutting fuel. MagneGas is a synthetic gas comprised primarily of ionized hydrogen gas that is sold as an alternative product substitute for existing fossil fuel-based metal cutting fuels, such as acetylene and propane. MagneGas is made by running a feedstock input through the Gasification Unit. We primarily use medical grade waste ethanol as our chosen input to create MagneGas. Below is a graphic depiction of the process:

Venturi® Flow Submerged Plasma Arc Gasification Unit Overview

●	Our patented system enables fluid to efficiently pass through a submerged plasma arc.

●	To produce a synthetic gas, the feedstock fluid must contain hydrogen and oxygen – carbon supply can be facilitated by the electrodes.

●	As the fluid passes through the arc, hydrogen, carbon and oxygen molecules are liberated and gasified.

●	A wide range of feedstocks can produce different gases, with differing flame and heating properties.

●	Typically, our fuels are 40-60% ionized hydrogen and 30-40% other synthetic hydrocarbon and carbon compounds.

Strategy; Product Distribution

The Company utilizes three operational business strategies globally.

In the United States, we operate a retail and wholesale model for our industrial gas and welding supply distribution locations branded as “MagneGas Welding Supply”. Our 23 industrial gas retail locations are spread across the southern United States, but are localized in the largest markets for the consumption of industrial gases and welding supplies, including California and Texas. Our MagneGas Welding Supply stores sell and distribute a full line of industrial gases and welding equipment and services to a wide range of end users including metalworking, manufacturing, utility power plants, medical, agriculture, transportation, repair, demolition, salvage and a number of other industries.

In addition to the suite of industrial gases and welding supplies we sell through MagneGas Welding Supply, we also market and sell our core proprietary synthetic fuel, MagneGas as a clean, renewable, superior alternative to acetylene - a fossil fuel-based product. We currently have operational Gasification Units in Florida and Texas. Since 2017, we have significantly expanded the range we are able to distribute MagneGas and are now able to more efficiently address markets within a 1,000-mile radius of our production hubs in Florida and Texas. Within the next year, we plan to add one or more Gasification Units in Arizona to serve the western United States.

Internationally we operate two additional business models. Our international strategy focuses on the key technological and environmental advantages of MagneGas to disrupt a $7 billion industry outside the United States. We have focused our development initiatives in economies that prioritize water conservation, sustainability and safety. MagneGas has a zero-water consumption footprint, is the only known renewable metal cutting fuel on the planet and has been proven in numerous independent studies to be safer than acetylene. For these reasons, we have initially prioritized expansion into markets that legislate with a view toward environmental conservation and sustainability, specifically water constrained economies in the middle east and the sustainability focused economies of greater Europe.

The first model is a sales and joint venture structure for the sale of Gasification Units and the production of MagneGas through joint ventures or direct sales relationships to industrial consumers of metal cutting fuels looking to replace acetylene with MagneGas. Our first major joint venture was entered into in December 2019 with a counterparty in the Republic of Turkey for the initial sale of 30 Gasification Units valued at approximately $165 million. In December 2019, the joint venture ordered 5 Gasification Units which were incremental to the initial 30 Gasification Unit order. No sales revenue was recognized in 2019. The joint venture’s operational objective is a complete ban of acetylene in Turkey, which would justify the purchase of up to 100 Gasification Units from the Company. Under the joint venture model, we will sell Gasification Units that include maintenance contracts and royalty payments back to the Company and will play a key role in advancing safety protocols for end users of our product within the Republic of Turkey.

Our second international business model is an owner-operated model where we operate our Gasification Units in strategic locations for the production and sale of MagneGas directly to end-users. In September of 2019, we entered into a lease agreement for our first European location in the Port of Amsterdam with the first lease payment being made in December 2019. We identified the Port of Amsterdam as a key strategic location for a number of reasons, including, but not limited to (a) the European Union has legislated a series of clean technology and renewable energy initiatives to prioritize sustainability, (b) the Company can adopt a high-margin, lean staffing model for marketing MagneGas, (c) the Port of Amsterdam and the surrounding port region is the most industrialized in Europe and (d) the ports within range of our Port of Amsterdam location have in excess of 500 heavy industry prospective consumers for MagneGas. We anticipate launching commercial operations at our location during the third quarter of 2020 and plan to expand our operational footprint in 2021 and beyond.

We plan to continue to grow our U.S. retail and wholesale model by expanding the use and adoption of MagneGas and through measured acquisitions of independent industrial gas and welding supply distributors in key markets throughout the U.S. Additionally, we anticipate scaling international expansion of Gasification Unit sales through the establishment of additional joint venture relationships and direct sales to end users. We seek to deliver a renewable and sustainable alternative to propane by 2022 and a sustainable alternative to existing bio-fuel micro grid power generation by 2025.

In the year to come we plan to continue to promote MagneGas as a cleaner, safer, smarter alternative to the incumbent fossil fuel-based products globally.

Competitive Business Conditions

The competitive landscape in which our business operates is comprised of several major players, such as Linde, Airgas, Matheson, and Air Products, to name a few, and a number of smaller regional and independent distributors which compete for market share in certain geographical areas.

Governmental Approval

The transportation of our gas products, including MagneGas, in the United States is regulated by the U.S. Department of Transportation (“DOT”). The operation of our retail locations is regulated by the Occupational Safety and Health Administration (“OSHA”). That said, most of our welding supply products and the applications for which they are used are not subject to governmental approval, although we are subject to state and local licensing requirements. Internationally, local and national governments and agencies govern the sale and transportation of our products.

Governmental Regulations

In the United States, we are regulated by the DOT and state transportation agencies in the method of storage and transportation of the gases we make and sell. Internationally, various similar national and local regulatory bodies govern the production, transportation and sale of our Gasification Units and MagneGas in each country where we intend to operate or sell our products or technology. We believe that our current operations are fully compliant with applicable the local, state and federal regulations where we operate.

Key Factors Affecting Performance

Sales of Gasification Units, Gases and Welding Supplies

We generate substantially all of our revenue through the sale of Gasification Units, industrial gases and welding equipment for a wide range of end market users. In some cases, we generate revenue from the sale of services.

Utilization of Our Products

We believe there is significant opportunity to increase awareness for and the use of MagneGas as an alternative to acetylene and propane. Our product is environmentally friendly, renewable and burns clean. It has been independently demonstrated to be a safer alternative to acetylene. Our product is also priced significantly less than acetylene. We believe that as more of our present and future customers realize the potential benefits of MagneGas, our market share will expand, our sales will continue to grow and diversify.

Investment in Infrastructure and Growth

Our ability to increase our sales of industrial gases and welding equipment and the ancillary services we offer and to further penetrate our target markets is dependent in large part on our ability to invest in our infrastructure and in our sales and marketing efforts. We continue to invest in value-added infrastructure, such as gasification units, gas fill plants and gas cylinders to serve our end clients. In order to drive future growth, we plan to hire additional sales and customer support personnel and to invest in marketing our products to our target customers both in the United States and internationally. We believe this will lead to corresponding increases in our operating expenses, and thus may negatively impact our operating results in the short term, although we believe that these investments will grow and improve our business and financial condition over the long term.

Increased System Efficiency for Greater Fuel Output

We continue to conduct ongoing research and development to discover new methods to increase efficiency and reduce the cost of the production of our fuels. Since 2012, we have reduced our proprietary production costs by 88% and are working diligently to reduce costs by another 25% in the next year, which we believe will further enable our pricing competitiveness relative to acetylene. During the last two fiscal years, we typically have periodically expanded our research and development team in order to support these technology driven enhancements to our propriety manufacturing processes. We will receive the benefit of continued research and development results and initiatives pursuant to our exclusive intellectual property license with Taronis Technologies, Inc.

Employees

As of December 31, 2019, we employed 151 full-time employees. We have occasionally used temporary employees and independent contractors to perform production and other duties. We consider our relationship with our employees to be excellent.

Properties

In the spring of 2019, we transitioned our executive team to Peoria, Arizona. We are in the process of moving into new corporate headquarters located at 24980 N. 83rd Avenue, Ste. 100, Peoria, Arizona 85383. We are currently in the process of selecting a new manufacturing facility, which will be located in the Phoenix metro market for the purposes of mass production of our Gasification Units, as well as the ongoing production of MagneGas for our clients in the Western regions of the United States. We also maintain an active research and development facility located at 11885 44th Street North, Clearwater, Florida.

Nearly all of our retail locations are subject to lease arrangements, some of which provide us the option to purchase the subject real estate in the future. We are planning to or are otherwise in the process of purchasing parcels of real estate encompassing one or more of our retail locations.

Patents and Trademarks under License

The technology related to the Gasification Units is patented in the United States and we have or are in the process of assisting Taronis Technologies, Inc. with filing patents under the Patent Cooperation Treaty in other areas of the world. The patents related to “Plasma Arcs” are the key patents that have been licensed from Taronis Technologies, Inc. In addition to the issued United States patents listed below, there are numerous patents pending. We hold an exclusive worldwide license for the following U.S. patents, specific to all applications related to the manufacture of Gasification Units and production of gas:

1.	U.S. Patent No. 6,183,604 - DURABLE AND EFFICIENT EQUIPMENT FOR THE PRODUCTION OF A COMBUSTIBLE AND NON-POLLUTANT GAS FROM UNDERWATER ARCS AND METHOD THEREFOR. Filing Date: August 11, 1999 – Issue Date: February 6, 2001.

2.	U.S. Patent No. 6,673,322 - APPARATUS FOR MAKING A NOVEL, HIGHLY EFFICIENT, NONPOLLUTANT, OXYGEN RICH AND COST COMPETITIVE COMBUSTIBLE GAS AND ASSOCIATED METHOD. Filing Date: June 29, 2001 – Issue Date: January 6, 2004.

3.	U.S. Patent No. 6,663,752 – BURNING LIQUID FUEL PRODUCED VIA A SELF-SUSTAINING PROCESSING OF LIQUID FEEDSTOCK. Filing Date: October 3, 2001 – Issue Date: December 16, 2003.

4.	U.S. Patent No. 6,926,872 - APPARATUS AND METHOD FOR PRODUCING A CLEAN BURNING COMBUSTIBLE GAS WITH LONG LIFE ELECTRODES AND MULTIPLE PLASMA-ARC-FLOWS. Filing Date: December 7, 2001 – Grant Date: August 9, 2005.

5.	U.S. Patent No. 6,972,118 – APPARATUS AND METHOD FOR PROCESSING HYDROGEN, OXYGEN AND OTHER GASES. Filing Date: December 14, 2001 – Issue Date: December 6, 2005.

6.	U.S. Patent No. 7,780,924 – PLASMA-ARC-FLOW APPARATUS FOR SUBMERGED LONG LASTING ELECTRIC ARCS OPERATING UNDER HIGH POWER, PRESSURE AND TEMPERATURE CONDITIONS TO PRODUCE A COMBUSTIBLE GAS. Filing Date: June 26, 2006 – Issue Date: August 24, 2010.

7.	U.S. Patent No. 8,236,150 – PLASMA-ARC-THROUGH APPARATUS AND PROCESS FOR SUBMERGED ELECTRIC ARCS. Filing Date: July 1, 2010 – Issue Date: August 7, 2012.

8.	U.S. Patent No. 9,433,916 - PLASMA-ARC-THROUGH APPARATUS AND PROCESS FOR SUBMERGED ELECTRIC ARCS WITH VENTING. Filing Date: May 28, 2014 – Issue Date: September 6, 2016.

9.	U.S. Patent No. 9,700,870 - METHOD AND APPARATUS FOR THE INDUSTRIAL PRODUCTION OF NEW HYDROGEN-RICH FUELS. Filing Date: April 3, 2014 – Issue Date: July 11, 2017.

10.	U.S. Patent No. 10,100,416 - PLASMA-ARC-THROUGH APPARATUS AND PROCESS FOR SUBMERGED ELECTRIC ARCS WITH VENTING. Filing Date: August 8, 2016 – Issue Date: October 16, 2018.

11.	U.S. Patent No. 10,100,262 - METHOD AND APPARATUS FOR THE INDUSTRIAL PRODUCTION OF NEW HYDROGEN-RICH FUELS. Filing Date: June 2, 2017 – Issue Date: October 16, 2018.

12.	U.S. Patent No. 10,189,002 - APPARATUS FOR FLOW-THROUGH OF ELECTRIC ARCS. Filing Date: October 31, 2014 – Issue Date: January 29, 2019.

We have copyright/trademark rights to or own the following: “TARONIS FUELS”, “MAGNEGAS WELDING SUPPLY”, “MAGNEGAS”, “VENTURI”, “MAGNEGAS2”, “MAGNETOTE”, in the United States; “MAGNEGAS” and “MAGNEHYDROGEN” in Mexico; “MAGNEGAS” in Australia and New Zealand.

Research and Development

Increased System Efficiency for Greater Fuel Output

Under our intellectual property license agreement, we continue to support and/or conduct ongoing research to discover methods to increase efficiency and reduce the cost of the production of our fuels. Since 2012, we have reduced our production costs by 88% and are working diligently to reduce costs by another 25% in the next 12 months, which we believe will further improve our pricing power relative to existing acetylene providers. Additionally, we are also exploring additional fuel products for new end markets as well as the potential ability to convert certain byproducts into electricity.

During the last two fiscal years, we typically had three full-time employees working on research and development projects.

Corporate History

We were initially organized as a Delaware limited liability company on February 1, 2017, under the name MagneGas Welding Supply, LLC, to be a holding company for Taronis Technologies, Inc. welding supply companies, including our subsidiaries. On April 9, 2019, the Company was converted from a limited liability company to a corporation in accordance with the Delaware General Corporation Law. In conjunction with the conversion, we changed the name of the Company to Taronis Fuels, Inc. On December 5, 2019, the Company was spun off by Taronis Technologies, Inc. and all of the holders of Taronis Technologies, Inc.’s common stock on the record date of November 29, 2019, received 5 shares of Taronis Fuels for every 1 share of Taronis Technologies owned on the record date or purchased in the open market after the record date up to the distribution date of December 5, 2019.

Company Information

Our principal office is located at 24980 N. 83rd Avenue, Suite 100, Peoria, Arizona 85383 and our phone number is 866-370-3835. Our corporate website address is www.taronisfuels.com.

Emerging Growth Company Status

We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We have elected to take advantage of all of these exemptions. We will continue to be an “emerging growth company” until we meet one of the four standards set forth below.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, and delay compliance with new or revised accounting standards until those standards are applicable to private companies. We have elected to take advantage of the benefits of this extended transition period.

The term “emerging growth company” means an issuer that had total annual gross revenues of less than $1,070,000,000 during its most recently completed fiscal year. An issuer that is an “emerging growth company” as of the first day of that fiscal year shall continue to be deemed an emerging growth company until the earliest of: (a) The last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,070,000,000 or more; (b) The last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement under the Securities Act of 1933; (c) The date on which such issuer has, during the previous three year period, issued more than $1,000,000,000 in non-convertible debt; or (d) The date on which such issuer is deemed to be a large accelerated filer. As noted above, we will remain an “emerging growth company” until we have met one of the foregoing standards.

Reports to Security Holders

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, registration statements and other items pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with the Securities and Exchange Commission (“SEC”). The SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors.

Risks Related to Our Business

There can be no assurance that we can achieve or maintain profitability.

As a business, we may encounter problems, expenses, difficulties, complications and delays that may affect our ability to become profitable. As a result, we may not be able to generate sufficient revenue to operate and grow in the manner desired.

Our ability to achieve and maintain profitability and positive cash flow will be dependent upon, among other things:

●	our ability to raise capital on favorable terms in order to operate and grow our business;
●	management’s ability to maintain the technology and skills necessary to operate our business;
●	our ability to maintain awareness of regulatory updates by government agencies and changes in the law, particularly in the areas of product transportation, handling and compliance and environmental regulation;
●	our ability to attract customers who require the products and services we offer;
●	our ability to convert existing users of incumbent metal cutting fuels to MagneGas;
●	our ability to perform under the gasifier purchase and sales agreements we have entered into;
●	our ability to generate revenues through the sale of our products and services to potential clients;
●	our ability to manage the logistics and operations of our Company and the distribution of our products and services; and
●	our ability to overcome the impact (if any) of Covid-19 on our business operations.

We have a relatively limited history of operations and a history of operating losses and our auditors have indicated that there is a substantial doubt about our ability to continue as a going concern.

The Company has limited history, which makes it difficult to accurately forecast our earnings and cash flows. Our lack of significant history makes it likely that there are risks inherent to our business that are yet to be recognized by us or others, or not fully appreciated, and that could result in us earning less than we anticipate or even suffering further losses. For the fiscal years ended December 31, 2019 and 2018, we generated revenues of approximately $21.1 million, and approximately $9.7 million, respectively, and reported net losses of approximately $5.7 million and approximately $4.5 million, respectively, and negative cash flow from operating activities of approximately $4.8 million and approximately $5.3 million, respectively. We anticipate that we will continue to report losses and negative cash flow. As a result of these net losses and cash flow deficits and other factors, our independent auditors issued an audit opinion with respect to our financial statements for the fiscal years ended December 31, 2019 and 2018 that indicated that there is a substantial doubt about our ability to continue as a going concern.

We may need to raise additional capital that may not be available, which could harm our business.

Our growth will require that we generate additional capital either through retained earnings or the issuance of additional debt or equity securities. Additional capital may not be available on terms acceptable to us, if at all. Any equity financings could result in dilution to our stockholders or reduction in the earnings available to our common stockholders. Lastly, the long-term impact of COVID-19 on the equity and debt markets is unknown at this time, however, there has been increased market volatility since December 2019. In the event COVID-19 negatively impacts the debt or equity markets it may become increasingly difficult or impossible to raise capital. If adequate capital is not available or the terms of such capital are not attractive, we may have to curtail our growth and our business, and our business, prospects, financial condition and results of operations could be adversely affected.

Our U.S. retail model is a low-margin business, and our global profitability is directly affected by cost deflation or inflation, commodity volatility and other factors.

Gas sales and welding supply distribution is characterized by relatively high inventory turnover with relatively low profit margins. Volatile commodity costs have a direct impact on our industry and our ability to produce MagneGas. We make a significant portion of our sales at prices that are based on the cost of products we sell, plus a percentage margin. As a result, our profit levels may be negatively affected during periods of product cost deflation, even though our gross profit percentage may remain relatively constant. Prolonged periods of product cost inflation also may reduce our profit margins and earnings, if product cost increases cannot be passed on to customers because they resist paying higher prices. In addition, periods of rapid inflation may have a negative effect on our business. There may be a lag between the time of the price increase and the time at which we are able to pass it along, as well as the impact it may have on discretionary spending by consumers.

Our business strategy includes growth, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

Over the course of our business development, we have established a retail and wholesale platform and network of brokers to sell our synthetic gas for use in the metalworking and manufacturing industries. Our business strategy includes continued expansion of this network by way of acquisitions and organic growth. Growth opportunities may not be available or we may not be able to manage our growth successfully. If we do not manage our growth effectively, our financial condition and operating results could be negatively affected. Furthermore, there are considerable costs involved in acquiring companies and expanding retail capacity, and generally a period of time is required to generate the necessary revenues to offset these costs, especially in areas in which we do not have an established presence. Accordingly, any such business expansion can be expected to negatively impact our earnings until certain economies of scale are reached.

The growth of our business depends upon the development and successful commercial acceptance of our products.

Successful commercialization of MagneGas depends on timely and efficient implementation of manufacturing processes and effective sales, marketing and customer service. Because of the complexity of our products, significant delays may occur between development, introduction to the market and volume production phases.

Widescale commercialization of the MagneGas and the commercial sales of Gasification Units may involve many difficulties, including but not limited to:

●	retention and hiring of appropriate operational, research and development personnel;

●	determination of the products’ technical specifications;

●	successful completion of the development process;

●	successful marketing of MagneGas, resulting in customer acceptance;

●	successful scaled production of Gasification Units;

●	regulatory approvals;

●	managing inventory levels, logistics and operations;

●	additional customer service and warranty costs associated with supporting product modifications and/or subsequent potential field upgrades; and

●	the global impact of COVID-19 on the welding supply and gas distribution business, generally.

We must expend significant financial and management resources to develop and market MagneGas and our Gasification Units. We cannot ensure that we will receive meaningful revenue from these investments. If we are unable to continue to successfully develop or modify our products in response to customer requirements or technological changes, or our products are not commercially successful, our business may be harmed.

Competition in our industry is intense, and we may not be able to compete successfully.

Gas sales and welding supply distribution is highly competitive. Many of our competitors have greater financial and other resources than we do. Furthermore, there are a large number of local and regional distributors. These companies often align themselves with other smaller distributors through purchasing cooperatives and marketing groups. The goal is to enhance their geographic reach, private label offerings, overall purchasing power, cost efficiencies, and ability to meet customer distribution requirements. These suppliers also rely on local presence as a source of competitive advantage, and they may have lower costs and other competitive advantages due to geographic proximity. We generally do not have exclusive service agreements with our customers, and they may switch to other suppliers that offer lower prices, differentiated products or customer service that is perceived to be superior. The cost of switching suppliers is very low as are the barriers to entry into the gas and welding supply distribution industry. We believe most purchasing decisions in the gas and welding supply distribution industry are based on the quality and price of the product, plus a distributor’s ability to completely and accurately fill orders and provide timely deliveries.

Increased competition has caused the gas and welding supply distribution industry to change, as distributors seek to lower costs, further increasing pressure on the industry’s profit margins. Heightened competition among our suppliers, significant pricing initiatives or discount programs established by competitors, new entrants, and trends toward vertical integration could create additional competitive pressures that reduce margins and adversely affect our business, financial condition and results of operations.

We rely on third-party suppliers, and our business may be affected by interruption of supplies or increases in product costs.

We get substantially all of our gas and welding supplies and related products from third-party suppliers. We typically do not have long-term contracts with suppliers. Although our purchasing volume can provide leverage when dealing with suppliers, they may not provide the gas and welding products and supplies we need in the quantities and at the prices requested. We do not control the actual production of the products we sell. This means we are also subject to delays caused by interruption in production and increases in product costs based on conditions outside our control. These conditions could include work slowdowns, work interruptions, strikes or other job actions by employees of suppliers; severe weather; product recalls; transportation interruptions; unavailability of fuel or increases in fuel costs; competitive demands; and natural disasters or other catastrophic events. Our inability to obtain adequate supplies of gas and welding equipment and related products because of any of these or other factors could mean that we could not fulfill our obligations to our customers and, as a result, our customers may turn to other distributors.

Our relationships with key long-term customers may be materially diminished or terminated.

We have long-standing relationships with a number of our customers, many of whom could unilaterally terminate their relationship with us or materially reduce the amount of business they conduct with us at any time. Market competition, customer requirements, customer financial condition and customer consolidation through mergers or acquisitions also could adversely affect our ability to continue or expand these relationships. There is no guarantee that we will be able to retain or renew existing agreements, maintain relationships with any of our customers on acceptable terms or at all or collect amounts owed to us from insolvent customers. Our customer agreements are generally terminable upon advance written notice (typically ranging from 30 days to six months) by either us or the customer, which provides our customers with the opportunity to renegotiate their contracts with us or to award more business to our competitors. The loss of one or more of our major customers could adversely affect our business, financial condition and results of operations.

We must consummate and effectively integrate the businesses we acquire.

Historically, a portion of our growth has come through acquisitions. If we are unable to find, consummate, and integrate acquired businesses successfully or realize anticipated economic, operational and other benefits and synergies in a timely manner, our profitability may decrease. Integrating acquired businesses may be more difficult in a region or market in which we have limited expertise. A significant expansion of our business and operations, in terms of geography or magnitude, could strain our administrative and/or operational resources. Significant acquisitions may also require incurring debt or issuing shares of our stock. This could increase our interest expense and make it difficult for us to get favorable financing for other acquisitions or capital investments in the future.

We may be subject to or affected by liability claims related to products we distribute.

As any seller of products, we may be exposed to liability claims in the event that the products we sell cause injury or illness. The equipment, cylinders and gas we sell or distribute may breakdown or malfunction. Further, because of the inherent risk in the compression, transportation and use of gases, it is possible that claims for personal injury and business losses arising out of a breakdown or malfunction could occur. We believe we have sufficient primary or excess umbrella liability insurance to cover product liability claims. However, our current insurance may not continue to be available at a reasonable cost or, if available, may not be adequate to cover all of our liabilities. We generally seek contractual indemnification and insurance coverage from parties supplying products to us. But this indemnification or insurance coverage is limited, as a practical matter, to the creditworthiness of the indemnifying party and the insured limits of any insurance provided by suppliers. If we do not have adequate insurance or contractual indemnification available, the liability related to defective products could adversely affect our results of operations.

Any negative media exposure or other event that harms our reputation could hurt our business.

Maintaining a good reputation is critical to our business, particularly in selling MagneGas and our Gasification Units. Any event that damages our reputation, justified or not, could quickly affect our revenues and profits. This includes adverse publicity about the quality, safety or integrity of our products. In addition, concerns unrelated to our products, can result in negative publicity about the gas and welding supply distribution industry and dramatically reduce our sales.

If our competitors implement a lower cost structure, they may be able to offer reduced prices to customers. We may be unable to adjust our cost structure to compete profitably.

Over the last several decades, the gas and welding supply retail industry has undergone a significant change. Companies such as Airgas, Matheson and Praxair have developed a lower cost structure, so they can provide their customers with an everyday low-cost product offering. To the extent more of our competitors adopt an everyday low-price strategy, we would potentially be pressured to offer lower prices to our customers. That would require us to achieve cost savings to offset these reductions. We may be unable to change our cost structure and pricing practices rapidly enough to successfully compete in that environment.

Most of our customers are not obligated to continue purchasing products from us.

Most of our customers buy from us pursuant to individual purchase orders, and we often do not enter into long-term agreements with these customers. Because such customers are not obligated to continue purchasing products from us, we cannot assure you that the volume and/or number of our customers’ purchase orders will remain constant or increase or that we will be able to maintain our existing customer base. Significant decreases in the volume and/or number of our customers’ purchase orders or our inability to retain or grow our current customer base may have a material adverse effect on our business, financial condition, or results of operations.

Our business may be subject to significant environmental, health and safety costs.

Our operations face a broad range of federal, state and local laws and regulations relating to the protection of the environment or health and safety. These laws govern numerous issues, including discharges to air, soil and water; the handling and disposal of hazardous substances; the investigation and remediation of contamination resulting from the release of petroleum products and other hazardous substances; employee health and safety; and fleet safety. In the course of our operations, we operate and maintain vehicle fleets, we use and dispose of hazardous substances, and we may store fuel or feedstocks in on-site aboveground and underground storage tanks. We cannot be sure that compliance with, or liability under, existing or future environmental, health and safety laws, will not adversely affect our future operating results.

Costs of compliance with burdensome or changing environmental and operational safety regulations could cause our focus to be diverted away from our business and our results of operations may suffer.

Our business is subject to various federal and state mandated regulatory and safety requirements which are implemented by state and federal agencies. These regulations are subject to change and such changes may require additional capital expenditures or increased operating costs. Consequently, considerable resources may be required to comply with future regulations. In addition, our production facilities could be subject to nuisance or related claims by employees, property owners or residents near the facilities. Environmental and public nuisance claims, or tort claims, or increased environmental compliance costs resulting therefrom could significantly increase our operating costs.

We are subject to the requirements of the Occupational Safety & Health Administration, or OSHA, and comparable state statutes that regulate the protection of the health and safety of workers. OSHA requires that we maintain information about hazardous materials used or produced in our operations and that we provide this information to employees, state and local governmental authorities, and local residents. Failure to comply with OSHA requirements, including general industry standards, process safety standards and control of occupational exposure to regulated substances, could have a material adverse effect on our results of operations, financial condition and the cash flows of the business if we are subjected to significant fines or compliance costs.

If we fail to comply with requirements imposed by applicable law or other governmental regulations, we could become subject to lawsuits, investigations and other liabilities and restrictions on our operations that could significantly and adversely affect our business.

We are subject to governmental regulation at the federal, state and local levels in many areas of our business, including gas storage, trade, anticorruption, transportation, employment and other areas of safety and compliance. If we fail to comply with applicable laws and regulations or encounter disagreements with respect to our contracts subject to governmental regulations, including those referred to above, we may be subject to investigations, criminal sanctions or civil remedies, including fines, injunctions, prohibitions, seizures or debarments from contracting with the government. The cost of compliance or the consequences of non-compliance, including debarments, could have a material adverse effect on our business and results of operations. In addition, governmental units may make changes in the regulatory frameworks within which we operate that may require us to incur substantial increases in costs in order to comply with such laws and regulations.

We rely heavily on technology, and any disruption in existing technology or delay in implementing new technology could adversely affect our business.

Our ability to control costs and maximize profits, as well as to serve customers most effectively, depends on the reliability of our information technology systems and related data entry processes in our transaction intensive business. We rely on software and other information technology to manage significant aspects of our business. These include to make purchases, process orders, manage our retail locations, load trucks in the most efficient manner, and optimize the use of storage space. Any disruption to this information technology could negatively affect our customer service, decrease the volume of our business, and result in increased costs. We have invested and continue to invest in technology security initiatives, business continuity, and disaster recovery plans. However, these measures cannot fully insulate us from technology disruption that could impair operations and profits. Information technology evolves rapidly. To compete effectively, we are required to integrate new technologies in a timely and cost-effective manner. If competitors implement new technologies before we do, allowing them to provide lower priced or enhanced services of superior quality compared to those we provide, our operations and profits could be affected.

A cybersecurity incident and other technology disruptions could negatively affect our business and our relationships with customers.

We rely upon information technology networks and systems to process, transmit and store electronic information, to process payments, and to manage or support virtually all of our business processes and activities. We also use mobile devices, social networking and other online activities to connect with our employees, suppliers, business partners and our customers. These uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft, online platform hijacking that could redirect online credit card payments to another credit card processing website, and inadvertent or unauthorized release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ and suppliers’ personal information, private information about employees, and financial and strategic information about us and our business partners. Further, we are also expanding and improving our information technologies, resulting in a larger technological presence and corresponding increase in exposure to cybersecurity risk. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage.

Extreme weather conditions and natural disasters may interrupt our business, or our customers’ businesses, which could have a material adverse effect on our business, financial condition, or results of operations.

Some of our facilities and our customers’ facilities are located in areas that may be subject to extreme, and occasionally prolonged, weather conditions, including, but not limited to, hurricanes, tornadoes, blizzards, extreme heat and extreme cold. Such extreme weather conditions may interrupt our operations and reduce the number of consumers who visit our customers’ facilities in such areas. Furthermore, such extreme weather conditions may interrupt or impede access to our customers’ facilities, all of which could have a material adverse effect on our business, financial condition, or results of operations.

Adverse judgments or settlements resulting from legal proceedings in which we may be involved in the normal course of our business could reduce our profits or limit our ability to operate our business.

In the normal course of our business, we may be involved in various legal proceedings. The outcome of these proceedings cannot be predicted. If any of these proceedings were to be determined adversely to us or a settlement involving a payment of a material sum of money were to occur, it could materially and adversely affect our profits or ability to operate our business. Additionally, we could become the subject of future claims by third parties, including our employees, suppliers, customers, and other counterparties, our investors, or regulators. Any significant adverse judgments or settlements would reduce our profits and could limit our ability to operate our business. Further, we may incur costs related to claims for which we have appropriate third-party indemnity, but such third parties may fail to fulfill their contractual obligations.

Because our long-term plan depends, in part, on our ability to expand the sales of our Gasifier Units and MagneGas to customers located outside of the United States, our business will be susceptible to risks associated with international operations.

We have limited experience operating in foreign jurisdictions. We continue to explore opportunities for joint ventures internationally. Our inexperience in operating our business outside of the United States increases the risk that our current and future international expansion efforts will be unsuccessful. Conducting international operations subjects us to new risks that, generally, we have not faced in the United States, including:

●	fluctuations in currency exchange rates;

●	unexpected changes in foreign regulatory requirements;

●	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

●	difficulties in managing and staffing international operations;

●	potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;

●	localization of our solutions, including translation into foreign languages and associated expenses;

●	the burdens of complying with a wide variety of foreign laws and different legal standards, including laws and regulations related to privacy;

●	increased burden in compliance with certain United States laws and regulatory schemes, including, but not limited to, the Foreign Corrupt Practices Act of 1977, as amended, and various trade controls and economic sanctions laws, regulations and policies, such as the International Traffic in Arms Regulations and the Export Administration Regulations;

●	increased financial accounting and reporting burdens and complexities;

●	political, social and economic instability abroad, terrorist attacks and security concerns in general; and

●	reduced or varied protection for intellectual property rights in some countries.

Escalating trade tensions and the adoption or expansion of tariffs and trade restrictions could negatively impact us.

The U.S. government has recently announced tariffs on steel and aluminum products and materials imported into the United States and has signaled a willingness to impose tariffs on other products. Various countries and economic regions have announced plans or intentions to impose retaliatory tariffs on a wide range of products they import from the United States. These newly imposed or threatened U.S. tariffs and retaliatory tariffs could have the effect of increasing the cost of materials for our products, which could result in our products becoming less competitive or generating lower margins. The tariffs could also result in disruptions to our supply chain, as suppliers struggle to fill orders from companies trying to purchase goods in bulk ahead of announced tariffs. Finally, many of our customers also operate in industries that are vulnerable to harm from imposition of tariffs and these customers may be unable to stay solvent as a result of the tariffs, which would negatively impact our sales.

Economic conditions and regulatory changes following the United Kingdom’s exit from the European Union could have a material adverse effect on our business and results of operations.

We have a wholly owned subsidiary, MagneGas Limited, which is based in London, England, for the purpose of directly applying for grants and government-backed financing as a European entity. The United Kingdom invoked Article 50 of the Treaty on European Union on March 29, 2017, initiating the process to leave the European Union (“Brexit”), which occurred on January 31, 2020. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. Given the ongoing political uncertainty surrounding the form of Brexit (including a potential “hard Brexit” in which the United Kingdom would also give up full access to the European Union single market and customs union), we cannot predict how the Brexit process will finally be implemented and are continuing to assess the potential impact, if any, on our ability to seek grants and government-backed financing as a European entity.

Our future success is dependent, in part, on the performance and continued service of Scott Mahoney and Tyler Wilson and other key personnel. Without their continued service, we may be forced to interrupt our operations.

We are presently dependent to a great extent upon the experience, abilities and continued services of Scott Mahoney, our Chief Executive Officer and Tyler Wilson, our Chief Financial Officer. The loss of the services of any of our key officers or employees would delay our business operations substantially.

Members of our board of directors and our executive officers will have other business interests and obligations to other entities.

Neither our directors nor our executive officers will be required to manage the Company as their sole and exclusive function and they may have other business interests and may engage in other activities in addition to those relating to the Company, provided that such activities do not compete with the business of the Company or otherwise breach their agreements with the Company. We are dependent on our directors and executive officers to successfully operate our Company. Their other business interests and activities could divert time and attention from operating our business.

Pending or future litigation and government investigations may have a material adverse impact on our financial condition and results of operations.

We may be a party to litigation matters involving our business, which operates within a highly regulated industry. We are not currently involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material impact on the Company.

We may be required to record a significant charge to earnings as we are required to reassess our goodwill or other intangible assets arising from acquisitions.

We are required under U.S. GAAP to review our intangible assets, including goodwill, for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment annually or more frequently if facts and circumstances warrant a review. Factors that may be considered a change in circumstances, indicating that the carrying value of our amortizable intangible assets may not be recoverable, include a decline in stock price and market capitalization and slower or declining growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined.

Management has identified material weaknesses in our internal controls over financial reporting and as a result we may not prevent or detect misstatements in our financial reporting.

As a result of material weaknesses in internal control over financial reporting, the Company’s management has concluded that, as of December 31, 2018, the Company’s internal controls over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has not maintained adequate segregation of duties within the Company due to its reliance on a few individuals to fill multiple roles and responsibilities. Furthermore, the Company has limited accounting personnel to prepare its financial statements and handle complex accounting transactions. Our failure to segregate duties and the insufficiency of our accounting resources has been a material weakness for the period covering this report.

Failure to comply with applicable government regulations could materially limit our sales opportunities and future revenue.

Failure to obtain operating permits, or otherwise to comply with applicable governmental, federal, state and local regulatory and environmental requirements could affect our abilities to market and sell MagneGas and Gasification Units and could have a material adverse effect on our business and operations. We and our customers may be required to comply with a number of federal, state and local laws and regulations in the areas of safety, health and environmental controls. Because we sell Gasification Units internationally, we are required to comply with laws and regulations of various foreign jurisdictions and, when applicable, obtain permits in those other jurisdictions. We cannot be certain that we will be able to obtain or maintain required permits and approvals or that new or more stringent environmental regulations will not be enacted or that if they are, we will be able to meet the stricter standards.

The preparation of our financial statements involves the use of estimates, judgments and assumptions, and our financial statements may be materially affected if our estimates prove to be inaccurate.

Financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) require the use of estimates, judgments, and assumptions that affect the reported amounts. Different estimates, judgments, and assumptions reasonably could be used that would have a material effect on the financial statements, and changes in these estimates, judgments, and assumptions are likely to occur from period to period in the future. These estimates, judgments, and assumptions are inherently uncertain, and, if they prove to be wrong, then we face the risk that charges to income will be required.

Our Officers and Directors hold similar positions with Taronis Technologies, Inc. which may cause conflicts of interests that may adversely affect our business.

Our CEO, CFO and a majority of the members of our Board of Directors hold similar positions with Taronis Technologies, Inc., the Company’s former parent company. Even though we do not anticipate any issues given the differences between our business and Taronis Technologies’ business, these relationships could create, or appear to create, potential conflicts of interest when our Officers or Directors faced with decisions that could have different implications for us and/or Taronis Technologies. The appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public’s perception of us, as well as our relationship with other companies and our ability to enter into new relationships in the future, which could have a material adverse effect on our ability to raise capital or to do business.

Because MagneGas is relatively new to the metalworking market, it may take time for the industry to adopt it.

MagneGas competes with acetylene and other fossil-fuel based metal cutting fuels in the metalworking market. Because MagneGas is a relatively new product in the industry, it may take time for end-users to consider using MagneGas which may adversely impact our sales. A failure by the market to adopt our products quickly, or at all, will have material adverse effect on our results of operations, financial condition and the cash flows of the business.

Mergers or other strategic transactions involving our competitors could weaken our competitive position, which could harm our operating results.

There is significant competition among existing alternative fuel producers. Some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with systems integrators, third-party consulting firms or other parties. Any such consolidation, acquisition, alliance or cooperative relationship could lead to pricing pressure and our loss of market share and could result in a competitor with greater financial, technical, marketing, service and other resources, all of which could have a material adverse effect on our business, operating results and financial condition.

Our failure to respond to rapid change in the market for alternative fuel products could have an adverse effect on our results of operations.

Our future success will depend significantly on our ability to continue to create a product that is clean, effective and competitively priced. However, as technology develops generally, consumer preferences switch, government regulations and incentives change and industry standards evolve. A currently competitive product may quickly become uncompetitive. A delay in or inability to develop or acquire technological improvements, adapt the products we develop to technological changes or provide technology that appeals to our customers may preclude our ability to compete in the marketplace and could cause us to lose existing customer relationships. Such failures could lead to our insolvency.

Public health epidemics or outbreaks could adversely impact our business.

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally. The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. In particular, the continued spread of the coronavirus globally could adversely impact our operations and could have an adverse impact on our business and our financial results.

Risks Related to Our Intellectual Property

We rely on trademarks, trade secrets, and other forms of intellectual property protections, however, these protections may not be adequate.

We rely on a combination of trademark, trade secret and other intellectual property laws in the United States. We will or have applied in the United States and in certain countries for registration of a limited number of trademarks, some of which have been registered or issued. We cannot guarantee that our applications will be approved by the applicable governmental authorities, or that third parties will not seek to oppose or otherwise challenge our registrations or applications. We also rely on unregistered proprietary rights, including common law trademark protection. However, third parties may use trademarks identical or confusingly similar to ours, or independently develop trade secrets or know-how similar or equivalent to ours. If our proprietary information is divulged to third parties, including our competitors, or our intellectual property rights are otherwise misappropriated or infringed, our competitive position could be harmed. Lastly, we rely on an exclusive world-wide license for the production and distribution of MagneGas and the manufacture and sale of Gasification Units. If our license agreement with Taronis Technologies, Inc. is terminated or invalidated we could incur significant losses and our business operations could be materially harmed.

Our products may infringe the intellectual property rights of others, which may cause us to incur unexpected costs or potentially prevent us from selling our products.

We cannot be certain that our products do not and will not infringe intellectual property rights of others. We may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of intellectual property rights of third parties by us or our customers in connection with their use of our products. Any such claims, whether or not meritorious, could result in costly litigation and divert the efforts of our management and personnel. Moreover, should we be found liable for infringement, we may be required to enter into licensing agreements (if available on acceptable terms or at all) or to pay damages and to cease making or selling certain products. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products.

The success of our business depends, in part, upon proprietary technologies and information that may be difficult to protect and may infringe or be perceived to infringe on the intellectual property rights of third parties.

We believe that the identification, acquisition and development of proprietary technologies are key drivers of our business. Our success depends, in part, on our ability to obtain or license patents, maintain the secrecy of our proprietary technology and information and operate without infringing on the proprietary rights of third parties. We cannot guarantee that the patents of others will not have an adverse effect on our ability to conduct our business, that the patents that provide us with competitive advantages will not be challenged by third parties, that we will develop additional proprietary technology that is patentable or that any patents issued to us will provide us with competitive advantages. Further, we cannot assure you that others will not independently develop similar or superior technologies, duplicate elements of our technology or design around it.

To commercialize our proprietary technologies successfully, we may need to acquire licenses to use, or to contest the validity of, issued or pending patents. We cannot guarantee that any license acquired under such patents would be made available to us on acceptable terms, if at all, or that we would prevail in any such contest. In addition, we could incur substantial costs in defending ourselves in suits brought against us for alleged infringement of another party’s patents or in defending the validity or enforceability of our patents, or in bringing patent infringement suits against other parties based on our patents.

In addition to the protection afforded by patents, we also rely on trade secrets, proprietary know-how and technology that we seek to protect, in part, by confidentiality agreements with our prospective joint venture partners, employees and consultants. We cannot guarantee that these agreements will not be breached, that we will have adequate remedies for any such breach, or that our trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

We cannot guarantee that we will obtain any patent protection that we seek, that any protection we do obtain will be found valid and enforceable if challenged or that it will confer any significant commercial advantage. U.S. patents and patent applications may be subject to interference proceedings, U.S. patents may be subject to re-examination proceedings in the U.S. Patent and Trademark Office and foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices, which proceedings could result in either loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of, the patent or patent application. In addition, such interference, re-examination and opposition proceedings may be costly. Moreover, the U.S. patent laws may change, possibly making it easier to challenge patents. Some of our technology was, and continues to be, developed in conjunction with third parties, and thus there is a risk that such third parties may claim rights in our intellectual property. Thus, any patents that we own or license from others may provide limited or no protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology.

Several patents in the patent portfolio licensed from Taronis Technologies, Inc. have imperfect chains of title, which could result in ownership challenges by third parties. The cost to defend against such ownership challenges or the loss of such patents could have a material adverse effect on our business, operation or financial results.

Our licensed patents, U.S. Patent No’s. 6,183,604, 6,663,752, and 6,673,322, have defects in their original patent assignments. We have filed several nunc pro tunc assignments to correct the assignment defects for each of these patents (the “Corrective Assignments”). The Corrective Assignments are intended to correct the defects in earlier defective patent assignments such that each patent is valid and enforceable by us. The Corrective Assignments do not replace the assignments previously recorded at the U.S. Patent and Trademark Office. Instead, the Corrective Assignments are intended to repair the defects in the prior patent assignments. Notwithstanding the recordation of the Corrective Assignments, the ownership of each patent may be subject to ownership challenges and the costs to defend against such ownership challenges or the loss of such patents could have a material adverse effect on our business, operations or financial results.

Many of our competitors have significant resources and incentives to apply for and obtain intellectual property rights that could limit or prevent our ability to commercialize our current or future products in the United States or abroad.

Many of our potential competitors have significant resources and have made substantial investments in competing technologies and may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Our current or future U.S. or foreign patents may be challenged, circumvented by competitors or others or may be found to be invalid, unenforceable or insufficient. Since patent applications are confidential until patents are issued in the United States, or in most cases, until after 18 months from filing of the application, or corresponding applications are published in other countries, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to make the inventions covered by each of our pending patent applications, or that we were the first to file patent applications for such inventions.

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

In addition to licensed patented technology, we rely on our unpatented proprietary technology, trade secrets, processes and know-how. We generally seek to protect this information by confidentiality agreements with our employees, consultants, scientific advisors and third parties. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors. To the extent that our employees, consultants or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Risks Related to Our Securities

Future issuance of our common stock could dilute the interests of existing stockholders.

We may issue additional shares of our common stock in the future. The issuance of a substantial amount of common stock could have the effect of substantially diluting the interests of our current stockholders. We may also be subject to or be required to accept unfavorable terms in financings, including features that may create further dilution, such as warrants, anti-dilution features, price resets and other similar features. These types of features will make such equity financings more dilutive, but may also create additional, compounded dilution in connection with future financings as well. In addition, the sale of a substantial amount of common stock in the public market, either in the initial issuance or in a subsequent resale by the target company in an acquisition which received such common stock as consideration or by investors who acquired such common stock in a private placement, could have an adverse effect on the market price of our common stock. Significant dilution will lower our stock price and could result in the loss of our Nasdaq listing.

The market price for our common stock is volatile, which could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price, which may result in substantial losses to you.

The market for our common stock is characterized by significant price volatility when compared to the shares of larger, more established companies that have large public floats and we expect that our share price will continue to be more volatile than the shares of such larger, more established companies for the indefinite future. The volatility in our share price is attributable to a number of factors, including the trading volume of our shares and the fact that we are considered by some to be a speculative or “risky” investment due to our lack of profits to date and uncertainty surrounding market acceptance of our products. As a consequence, some investors may be inclined to sell their shares quickly and at greater discounts than would be the case with a larger established company. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance.

Our operating results may fluctuate significantly, and these fluctuations may cause the price of our securities to fall.

Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular quarter. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our quarterly results include:

●	our entry into mergers, acquisitions, joint ventures and other strategic transactions;

●	market acceptance of our products and those of our competitors;

●	the sales and fulfillment cycle associated with our products, which is typically lengthy and subject to a number of significant risks over which we have little or no control, and the corresponding delay in our receipt of the associated revenue;

●	our ability to complete the technical milestone tests associated with our commercial agreements;

●	our ability to attract and retain key personnel;

●	development of new designs and technologies; and

●	our ability to manage our anticipated growth and expansion.

The price of shares of our common stock may not reflect our value and there can be no assurance that there will be an active market for our shares of common stock now or in the future.

The price of our common stock, when traded, may not reflect our true value. We cannot guarantee that there will be an active market for our shares of common stock either now or in the future. Market liquidity will depend, among other things, on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors and we cannot guarantee that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. As a result, holders of our securities may have difficulty finding purchasers for our shares should they attempt to sell shares held by them. Even if a more active market should develop, the price of our shares of common stock may be highly volatile. Our shares should be purchased only by investors having no need for liquidity in their investment and who can hold our shares for an indefinite period of time.

If and when a larger trading market for our common stock develops, the market price of our common stock is still likely to be highly volatile and subject to wide fluctuations, and you may be unable to resell your shares at or above the price at which you acquired them.

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including, but not limited to:

●	Variations in our revenues and operating expenses;

●	Actual or anticipated changes in the estimates of our operating results or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;

●	Market conditions in our industry, the industries of our customers and the economy as a whole;

●	Actual or expected changes in our growth rates or our competitors’ growth rates;

●	Developments in the financial markets and worldwide or regional economies;

●	Announcements of innovations or new products or services by us or our competitors;

●	Announcements by the government relating to regulations that govern our industry;

●	Sales of our common stock or other securities by us or in the open market; and

●	Changes in the market valuations of other comparable companies.

If securities or industry analysts do not publish research or reports about us, or publish negative reports about our business, our share price could decline.

Our lack of analyst coverage might depress the price of our common stock and result in limited trading volume. If we do maintain or receive analyst coverage in the future, any negative reports published by such analysts could have similar effects.

If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.

The U.S. Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price per share of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not obtain or retain a listing on a national exchange, and if the price of our common stock is less than $5.00 per share, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before effecting a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that, before effecting any such transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our securities.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements may make it more difficult for broker-dealers to recommend that their customers buy our securities, which may limit a stockholder’s ability to buy and sell our securities and have an adverse effect on the market for our securities.

We do not intend to pay dividends for the foreseeable future, and as a result you must rely on increases in the market price of our common stock for returns on your equity investment.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our Board and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our Board deems relevant.

Being a public company is expensive and could adversely affect our ability to attract and retain qualified officers and directors.

Following the completion of the spin-off from Taronis Technologies, Inc., we became a public company and we are now subject to the reporting requirements of the Securities Exchange Act of 1934. These requirements generate significant accounting, legal, and financial compliance costs, and make some activities more difficult, time consuming or costly than they would otherwise be, and may place significant strain on our personnel and resources. These rules and regulations applicable to public companies, and the risks involved in serving as an officer or director of a public company, may also make it more difficult and expensive for us to obtain director and officer liability insurance, and to recruit and retain qualified officers and directors.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decline.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Further, we are required to report any changes in internal controls on a quarterly basis. In addition, we are required to furnish a report by management on the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We will design, implement, and test the internal controls over financial reporting required to comply with these obligations. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of its internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of the common stock could be negatively affected. We also could become subject to investigations by the stock exchange on which the securities are listed, the Commission, or other regulatory authorities, which could require additional financial and management resources.

As an “emerging growth company” under the JOBS Act, we are permitted to rely on exemptions from certain disclosure requirements.

The term “emerging growth company” means an issuer that had total annual gross revenues of less than $1,070,000,000 during its most recently completed fiscal year. An issuer that is an emerging growth company as of the first day of that fiscal year shall continue to be deemed an emerging growth company until the earliest of: (a) The last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,070,000,000 or more; (b) The last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement under the Securities Act of 1933; (c) The date on which such issuer has, during the previous three year period, issued more than $1,000,000,000 in non-convertible debt; or (d) The date on which such issuer is deemed to be a large accelerated filer.

Based on the above definition, we qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay” and “say-on-frequency”; and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, Section 102 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our consolidated financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and warrants and the price of our securities may be more volatile.

As an emerging growth company, our auditor is not required to attest to the effectiveness of our internal controls.

Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting while we are an emerging growth company. This means that the effectiveness of our financial operations may differ from our peer companies in that they may be required to obtain independent registered public accounting firm attestations as to the effectiveness of their internal controls over financial reporting and we are not. While our management will be required to attest to internal control over financial reporting and we will be required to detail changes to our internal controls on a quarterly basis, we cannot provide assurance that the independent registered public accounting firm’s review process in assessing the effectiveness of our internal controls over financial reporting, if obtained, would not find one or more material weaknesses or significant deficiencies. Further, once we cease to be an emerging growth company, we will be subject to independent registered public accounting firm attestation regarding the effectiveness of our internal controls over financial reporting. Even if management finds such controls to be effective, our independent registered public accounting firm may decline to attest to the effectiveness of such internal controls and issue a qualified report.

We believe we will be considered a “smaller reporting company” and will be exempt from certain disclosure requirements, which could make our common stock less attractive to potential investors.

Rule 12b-2 of the Exchange Act a “smaller reporting company” means an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

a)	Had a public float of less than $250 million; or

b)	Had annual revenues of less than $100 million and either:

a.	No public float; or

b.	A public float of less than $700 million.

Whether an issuer is a smaller reporting company is determined on an annual basis.

As a smaller reporting company, we will not be required and may not include a Compensation Discussion and Analysis section in our proxy statements; we will provide only two years of financial statements; and we need not provide the table of selected financial data. We also will have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies which could make our common stock less attractive to potential investors, which could make it more difficult for our stockholders to sell their shares.

Provisions of our certificate of incorporation and bylaws may delay or prevent a take-over which may not be in the best interests of our shareholders.

Provisions of our certificate of incorporation and bylaws may be deemed to have anti-takeover effects, which include, among others, when and by whom special meetings of our shareholders may be called, and may delay, defer or prevent a takeover attempt. In addition, our certificate of incorporation authorizes the issuance of shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors in their sole discretion. Our board may, without shareholder approval, issue shares of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

Provisions of our certificate of incorporation may prevent shareholder derivative actions or any other actions brought against the officers or directors of the Company from being brought in any court except the Court of Chancery of the State of Delaware.

Our Certificate of Incorporation includes an exclusive forum provision that states in pertinent part that unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law, including, any derivative action or proceeding brought on behalf of the Company, actions asserting breaches of fiduciary duties, and actions related to the Company’s certificate of incorporation, bylaws, the Delaware General Corporation Law and so forth. Additionally, unless the Company otherwise consents, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, subject to and contingent upon a final adjudication in the State of Delaware of the enforceability of such exclusive forum provision. These provisions limit the ability of the Company’s shareholders to bring actions in any court other than the Court of Chancery (or federal court), which ultimately may disadvantage the Company’s shareholders or be cost prohibitive. Notwithstanding the foregoing, there is uncertainty as to whether a court would enforce such provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, the exclusive forum provision does not apply to actions arising under the Securities Exchange Act of 1934.

Fiduciaries investing the assets of a trust or pension or profit-sharing plan must carefully assess an investment in our Company to ensure compliance with ERISA.

In considering an investment in the Company of a portion of the assets of a trust or a pension or profit-sharing plan qualified under Section 401(a) of the Code and exempt from tax under Section 501(a), a fiduciary should consider (i) whether the investment satisfies the diversification requirements of Section 404 of ERISA; (ii) whether the investment is prudent, since the Shares are not freely transferable and there may not be a market created in which the Shares may be sold or otherwise disposed; and (iii) whether interests in the Company or the underlying assets owned by the Company constitute “Plan Assets” under ERISA. See “ERISA Considerations.”

Risks Relating to the Spin-Off

We may be unable to achieve some or all of the benefits that we expect to achieve from our spin-off from Taronis Technologies, Inc.

As a result of our separation from Taronis Technologies, Inc. we may be more susceptible to market fluctuations and other adverse events than we would have been were we still a part of Taronis Technologies, Inc. If we fail to achieve some or all of the benefits that we expect to achieve as an independent company, or do not achieve them in the time we expect, our results of operations and financial condition could be materially adversely affected.

We have a limited operating history as a separate public company, our financial information from before the spin-off from Taronis Technologies, Inc. may not reflect our current or future results as an independent company, we may not be able to make, on a timely or cost-effective basis, the changes necessary to operate as an independent company and, as a result, we may experience increased costs.

Prior to the spin-off, Taronis Technologies, Inc. performed various corporate functions for us, including tax administration, governance, compliance, accounting, internal audit and external reporting. Our historical financial results reflect allocations of corporate expenses from Taronis Technologies, Inc. for these and similar functions that may be less than the comparable expenses we would have incurred had we operated as a separate publicly traded company. Prior to the spin-off, we shared with Taronis Technologies, Inc. economies of scope and scale in costs, employees, vendor relationships and relationships with our customers. Although we entered into transition agreements and licensing, and other agreements that govern certain commercial and other relationships between us and Taronis Technologies, Inc., those arrangements may not capture the benefits our business enjoyed as a result of being integrated with the business of Taronis Technologies, Inc. prior to the spin-off.

Generally, our working capital requirements, including acquisitions and capital expenditures, were satisfied as part of the corporate-wide cash management policies of Taronis Technologies, Inc. before the spin-off. Since the completion of the spin-off, Taronis Technologies, Inc. has not and will not be providing us with funds to finance our working capital or other cash requirements, and we may need to obtain financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements. We may be unable to replace in a timely manner or on comparable terms and costs the services or other benefits that Taronis Technologies, Inc. previously provided to us.

The loss of the benefits from being a part of Taronis Technologies, Inc. could have an adverse effect on our business, results of operations and financial condition. Other significant changes may occur in our cost structure, management, financing and business operations as a result of our operating as a company separate from Taronis Technologies, Inc.

Our failure to maintain effective internal controls or meet the financial reporting and other requirements to which we are now subject could have a material adverse effect on our business and the price of our common stock.

As a result of the spin-off, we are subject to reporting and other obligations under U.S. securities laws and are required to comply with applicable internal controls and reporting requirements. Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we are unable to maintain adequate financial and management controls, reporting systems, information technology systems and procedures, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies under U.S. securities laws may be impaired. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the per share trading price of our common stock.

In connection with the spin-off we agreed to indemnify Taronis Technologies, Inc. and Taronis Technologies, Inc., agreed to indemnify us for certain liabilities, and if we are required to perform under these indemnities or if Taronis Technologies, Inc. is unable to satisfy its obligations under these indemnities, our financial results could be negatively affected.

In connection with the spin-off, Taronis Technologies, Inc. agreed to indemnify us for certain liabilities, and we agreed to indemnify Taronis Technologies, Inc. for certain liabilities, including cross-indemnities that are principally designed to place financial responsibility for the obligations and liabilities of our business with us, and financial responsibility for the obligations and liabilities of Taronis Technologies, Inc.’s business with Taronis Technologies, Inc. Should our indemnification obligations exceed applicable insurance coverage, our business, financial condition and results of operations could be adversely affected. Additionally, the indemnities from Taronis Technologies, Inc. may not be sufficient to protect us against the full amount of these and other liabilities. Third parties also could seek to hold us responsible for any of the liabilities that Taronis Technologies, Inc. has agreed to assume. Even if we ultimately succeed in recovering from Taronis Technologies, Inc. any amounts for which we are held liable, we may be temporarily required to bear those losses ourselves. Each of these risks could negatively affect our business, financial condition, results of operations and cash flows.

The contingent liabilities we assumed in connection with the spin-off could adversely affect our results of operations and financial condition.

The contingent liabilities we assumed in connection with the spin-off could adversely affect our results of operations and financial condition. Pursuant to the Separation Agreement and Distribution Agreement, we assumed certain contingent and other corporate liabilities of Taronis Technologies, Inc., which we refer to in this Report as “shared contingent liabilities,” incurred prior to the spin-off, including liabilities of Taronis Technologies, Inc. related to, arising out of or resulting from certain divested subsidiary businesses, certain general corporate matters of Taronis Technologies, Inc. and any actions with respect to the spin-off brought by any third party. The realization of any of these potential liabilities could have an adverse effect on our business or results of operations. There were no stated liabilities at December 31, 2019.

The spin-off and related transactions may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal distribution requirements.

Although we reasonably believe we were adequately capitalized immediately after the spin-off, the spin-off could be challenged under various state and federal fraudulent conveyance laws. An unpaid creditor could claim that Taronis Technologies, Inc. did not receive fair consideration or reasonably equivalent value in the spin-off, and that the spin-off left Taronis Technologies, Inc. insolvent or with unreasonably small capital or that Taronis Technologies, Inc. intended or believed it would incur debts beyond its ability to pay such debts as they mature. If a court were to agree with such a plaintiff, then such court could void the spin-off as a fraudulent transfer and could impose a number of different remedies, including, returning our assets or your shares in our company to Taronis Technologies, Inc. or providing Taronis Technologies, Inc. with a claim for money damages against us in an amount equal to the difference between the consideration received by Taronis Technologies, Inc. and the fair market value of our Company at the time of the spin-off.

Certain of our Directors and executive officers may have actual or potential conflicts of interest because of their ownership of Taronis Technologies, Inc.’s equity or their current or former positions at Taronis Technologies, Inc.

Four of our Directors also serve on the Taronis Technologies, Inc. board of directors. This could create, or appear to create, potential conflicts of interest when our or Taronis Technologies, Inc.’s management and directors face decisions that could have different implications for us and Taronis Technologies, Inc., including the resolution of any dispute regarding the terms of the agreements governing the spin-off and the relationship between us and Taronis Technologies, Inc., any commercial agreements entered into in the future between us and Taronis Technologies, Inc. and the allocation of such directors’ time between us and Taronis Technologies, Inc.

Because of their current or former positions with Taronis Technologies, Inc., some of our executive officers and non-employee Directors own shares of Taronis Technologies, Inc.’s common stock. The continued ownership of Taronis Technologies, Inc.’s common stock by our Directors and executive officers creates or may create the appearance of conflicts of interest when these Directors and executive officers are faced with decisions that could have different implications for us and Taronis Technologies, Inc.

The spin-off did not qualify as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code, and our stockholders, we and Taronis Technologies, Inc. may be required to pay substantial U.S. federal income taxes including as a result of indemnification under the Tax Matters Agreement.

The distribution was not conditioned upon the spin-off qualifying as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code. Therefore, because the distribution does not qualify as a tax-free transaction, we may recognize a substantial gain for U.S. federal income tax purposes. Additionally, because the distribution of the common stock of does not qualify as tax-free under Section 355 of the Code, our shareholders will be treated as having received a taxable distribution equal to the value of the stock distributed, treated as a taxable dividend to the extent of our current and accumulated earnings and profits, and then would have a tax-free basis recovery up to the amount of their tax basis in their shares, and then would have taxable gain from the sale or exchange of the shares to the extent of any excess.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

Our current headquarters are located at 24980 N. 83rd Avenue, Ste. 100, Peoria, Arizona 85383.

We have a facility located at 11855 44th Street North, Clearwater, Florida. The facility is approximately 18,000 square feet and includes a MagneGas production and Gasification Unit production area.

Operating Leases

We lease facilities located in various states in the United States for our office and operations under non-cancelable operating leases that expire at various times through 2028. The total amount of rent expense under the leases is recognized as payments are made over the term of the leases.

Beginning January 1, 2019, the Company adopted the FASB issued authoritative guidance under ASU 2016-02, Leases (Topic 842). For lease agreements of more than 12 months, the Company will recognize a right-of-use asset and lease liabilities on the balance sheet, measured at the present value of the lease payments. The Company will recognize interest on the lease liability separately from amortization of the right-of-use asset in the income statement. The Company will classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows.

●	On January 1, 2016, we entered into a lease for an operating facility in Sacramento, CA, through a wholly owned subsidiary. The lease agreement has a term of four years with minimum monthly payments of $3 thousand ($33 thousand per annum). Upon the expiration of the initial term of the lease, the lease converted to a month to month tenancy and the Company continues to pay rent and occupy the premises set forth in the lease.

●	On December 1, 2015, we entered into a lease for an operating facility in Shreveport, LA, through a wholly owned subsidiary. The lease agreement has a term of six years with minimum monthly payments of $4 thousand ($48 thousand per annum) with annual escalation.

●	On August 13, 2015, we entered into a lease for an operating facility in Palestine, TX, through a wholly owned subsidiary. The lease agreement has a term of five years with minimum monthly payments of $2 thousand ($22 thousand per annum). This lease expires on July 31, 2020 and we anticipate renewing this lease before that expiration.

●	On August 24, 2015, we entered into a lease for an operating facility in Flint, TX, through a wholly owned subsidiary. The lease agreement has a term of five years with minimum monthly payments of $6 thousand ($67 thousand per annum). The lease includes a three-year extension option which we anticipate exercising.

●	On December 1, 2015, we entered into a lease for an operating facility in Shreveport, LA, through a wholly owned subsidiary. The lease agreement has a term of 66 months with minimum monthly payments of $3 thousand ($34 thousand per annum). The lease includes a three-year extension option which we expect to exercise.

●	On April 5, 2016, we entered into a lease for an operating facility in Lakeland, FL, through a wholly owned subsidiary. The lease agreement had a term of three years with minimum monthly payments of $2 thousand ($26 thousand per annum). We subsequently renewed the lease for an additional one-year term with a minimum month payment of approximately $3 thousand ($33 thousand per year). We anticipate renewing for an additional term or purchasing the property.

●	On August 1, 2016, we entered into a lease for an operating facility in Flint, TX, through a wholly owned subsidiary. The lease agreement has a term of four years with minimum monthly payments of $1 thousand ($11 thousand per annum). The lease includes a three-year extension option which we anticipate exercising.

●	On August 4, 2016, we entered into a lease for an operating facility in Sarasota, FL, through a wholly owned subsidiary. The lease agreement has a term of five years with minimum monthly payments of $2 thousand ($20 thousand per annum). The lease agreement includes a five-year extension option.

●	On November 16, 2017, we entered into a month-to-month lease for a testing facility in Bowling Green, FL, through a wholly owned subsidiary. The lease agreement had a term of one year with minimum monthly payments of $3 thousand ($36 thousand per annum). Upon the expiration of the initial term of the lease, the lease converted to a month to month tenancy and we ended the lease in August 2019.

●	On April 4, 2018, we entered into a lease for an operating facility in Woodland, CA, through a wholly owned subsidiary. The lease agreement had a term of one year with minimum monthly payments of $14 thousand ($168 thousand per annum). Upon the expiration of the initial term of the lease, the lease converted to a month to month tenancy and we continue to pay rent and occupy the premises set forth in the lease.

●	On May 1, 2018, we entered into a month-to-month lease for an operating facility in Spring Hill, FL, through a wholly owned subsidiary. The lease agreement had a term of one year with minimum monthly payments of $1 thousand ($15 thousand per annum). Upon the expiration of the initial term of the lease, the lease converted to a month to month tenancy and we continue to pay rent and occupy the premises set forth in the lease.

●	On September 1, 2018, we entered into a lease for an operating facility in Clearwater, FL, through a wholly owned subsidiary. The lease agreement has a term of 10 years with minimum monthly payments of $7 thousand escalating over the term of the lease ($81 thousand per annum on a straight-line basis).

●	On October 18, 2018, we entered into a lease for an operating facility in Paris, TX, through a wholly owned subsidiary. The lease agreement has a term of two years with minimum monthly payments of $3 thousand ($36 thousand per annum).

●

On October 27, 2018, we entered into a lease for an operating facility in Longview, TX, through a wholly owned subsidiary. The lease agreement has a term of two years with minimum monthly payments of $2 thousand ($24 thousand per annum).

●

On January 17, 2019, we entered into a lease for an operating facility in Tyler, TX, through a wholly owned subsidiary. The lease agreement has a term of one year with minimum monthly payments of $7 thousand ($78 thousand per annum).

●	On February 21, 2019, we entered into a commercial lease for executive office space for our corporate headquarters in Peoria, AZ, through a wholly owned subsidiary. The lease has a term of ten (10) years with minimum monthly payments of $28 thousand ($336 thousand per annum).

27

●

On February 16, 2019, we entered into a lease for an operating facility in Tyler, TX, through a wholly owned subsidiary. The lease agreement has a term of one year with minimum monthly payments of $3 thousand ($30 thousand per annum).

●

On February 21, 2019, we entered into a lease for a new corporate office in Peoria, AZ, through a wholly owned subsidiary. The lease agreement has a term of ten years with initial monthly payments of $30 thousand ($345 thousand per annum), escalating 3% annually. The lease includes an early termination option at 5 years.

●

On February 22, 2019, we entered into a lease for an operating facility in Compton, CA, through a wholly owned subsidiary. The lease agreement has a term of seven years with minimum monthly payments of $29 thousand ($353 thousand per annum).

●

On February 22, 2019, we entered into a lease for an operating facility in Pomona, CA, through a wholly owned subsidiary. The lease agreement has a term of seven years with minimum monthly payments of $11 thousand ($134 thousand per annum).

●

On February 22, 2019, we entered into a lease for an operating facility in Oxnard, CA, through a wholly owned subsidiary. The lease agreement has a term of one year with minimum monthly payments of $3 thousand ($41 thousand per annum).

●

On April 1, 2019, we entered into a lease for an operating facility in Lynwood, CA, through a wholly owned subsidiary. The lease agreement has a term of four years with initial monthly payments of $2 thousand ($36 thousand per annum) with annual escalation.

Item 3. Legal Proceedings.

From time to time, we may be a party to litigation matters or regulatory investigations involving claims against the Company or its wholly-owned subsidiaries. We are subject to an increased risk of litigation and regulatory investigation due to our operation in a highly regulated industry.

We are not currently involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers or any of our subsidiaries, threatened against or affecting the Company, our common stock, any of our subsidiaries or of our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the OTCQB under the symbol “TRNF”.

Holders

As of May 18, 2020 there were 89 shareholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of shareholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2019, regarding shares of common stock that were issued under the Company’s 2019 Equity Incentive Plan (the “Equity Plan”). The Equity Plan was approved by our shareholders and is our sole equity compensation plan.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	-	$-	100,000,000
Equity compensation plans not approved by security holders (2)	ˉ	ˉ	ˉ
Total	-	$-	100,000,000

(1) Consists of the Equity Plan. In the year ended December 31, 2019, no shares were issued under the Equity Plan.

(2) Not Applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

From January 1, 2018 through and including December 31, 2019, there were no purchases of equity securities by the issuer and affiliated purchasers.

Recent Sales of Unregistered Securities

During the period January 1, 2020 through May 18, 2020, the Company issued 1,472,535 shares of the Company’s common stock to a member of the Company’s Board of Directors as compensation. The total value of this issuance is $206,155 based on the fair value of the shares at the time of issuance. Additionally, on March 30, 2020, the Company initiated a private placement of restricted common stock to our officers and directors. In connection with the offering five of our officers and directors purchased an aggregate of 4,402,176 shares of restricted common stock. The total value of the issuances is $396,200 based on the market price of per share at the time of the sale. The Company relied on the transaction exemption afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”) for the issuances. The shares issued and sold are deemed restricted securities which may not be publicly sold unless registered for resale with the Securities and Exchange Commission or exempt from the registration requirements of the Act.

During the period January 1, 2020 through May 18, 2020, the Company issued 445,000 shares of the Company’s common stock to nine employees of the Company. The total value of these issuances is $62,300 based on the fair value of the shares at the time of issuance. The Company relied on the transaction exemption afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”). The shares are deemed restricted securities which may not be publicly sold unless registered for resale with the Securities and Exchange Commission or exempt from the registration requirements of the Act.

During the period January 1, 2020 through May 18, 2020, we issued an aggregate of 200,000 shares of restricted common stock to three individuals in connection with a future transaction. The total value of these issuances is $28,000 based on the fair value price per share at the time of issuance. The shares were issued pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended.

During the period January 1, 2020 through May 18, 2020, we issued and an aggregate of 5,138,000 shares of restricted common stock to four consultants for services to be rendered pursuant to their consulting agreements. The total value of these issuances is $523,000 based on the market price of the shares at the time of issuance. The shares were issued pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, and were not issued from the Company’s equity compensation plan.

Item 6. Selected Financial Data.

We are a Smaller Reporting Company, as defined by 17 C.F.R. § 229.10(f)(1) and are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist you in understanding our business and results of operations together with our financial condition. This section should be read in conjunction with our historical consolidated financial statements and notes, included elsewhere in this report. Statements in our discussion may be forward-looking statements. These forward-looking statements involve risks and uncertainties. We caution that a number of factors could cause future production, revenues and expenses to differ materially from our expectations. Please see “Disclosure Regarding Forward-Looking Statements.”

Overview

We are a renewable fuel and power generation company. Our primary business objective is the production of sustainable, socially responsible alternatives to existing fossil fuel and industrial gas products. Our first commercially viable product is a metal cutting fuel called “MagneGas”. MagneGas is a proprietary synthetic gas comprised primarily of hydrogen that is produced by the Company from its patented Venturi® Flow Submerged Plasma Arc Gasification Units (“Gasification Units”). The Gasification Units are patent protected, and the technology has been licensed to the Company through an exclusive worldwide license. MagneGas is comprised primarily of hydrogen and created through a patented protected process, which we license under an exclusive worldwide license.

Subsequent Events

COVID-19 Filing Delay

On March 30, 2020, the Company disclosed that it was unable to meet the filing deadline for this Annual Report on due to circumstances related to COVID-19. The Company has relied upon Securities and Exchange Commission Order (Release No. 34-88465) dated March 25, 2020 (“Order”), to extend the original filing date of this Annual Report on Form 10-K to May 14, 2020 (45 days after the original due date). The Company needed to rely upon the Order to overcome the burden of limited access to its facilities, support staff and Company resources as a result of the COVID-19 pandemic, all of which resulted in unforeseen delays in the preparation and filing of this Annual Report. The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. In particular, the continued spread of COVID-19 globally could adversely impact our operations and could have an adverse impact on our business and our financial results.

Recent Sales of Unregistered Securities

On January 1, 2020, we issued a member of our Board of Directors 1,472,535 shares of restricted common stock as board compensation. The shares were valued at a fair value price of $0.14 per share and were issued pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, and were not issued from the Company’s equity compensation plan.

On January 10, 2020, we issued an aggregate of 200,000 shares of restricted common stock to three individuals in connection with a pending transaction. The shares were valued at a fair value price of $0.14 per share and were issued pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended.

On January 15, 2020, we entered into a Settlement Agreement with YA II PN, Ltd. and in connection with the settlement of litigation we issued YA II PN, Ltd. a total of 2,375,000 shares of unrestricted common stock, valued at a fair value price of $0.14 per share, pursuant to an exemption from registration afforded by Section 3(a)(10) of the Securities Act of 1933, as amended.

On February 3, 2020, we issued an aggregate of 445,000 shares of restricted common stock to nine of our employees for services rendered. The shares were valued at a fair value price of $0.14 per share and were issued pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, and were not issued from the Company’s equity compensation plan.

On March 24, 2020, we issued and an aggregate of 5,000,000 shares of restricted common stock to three consultants for services to be rendered pursuant to their consulting agreements. The shares were valued at market price of approximately $0.10 per share and were issued pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, and were not issued from the Company’s equity compensation plan.

On March 30, 2020, we initiated a private placement of restricted common stock to our officers and directors. In connection with the offering five of our officers and directors purchased an aggregate of 4,402,176 shares of restricted common stock at market price of $0.09 per share. The shares were issued pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, and were purchased directly from the Company for good and valuable consideration.

On May 6, 2020, we issued 138,000 shares to a consultant for services rendered. The shares were valued at a price of $0.1210 per share and were issued pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended. The shares were not issued from the Company’s equity compensation plan.

New Subsidiary

On March 12, 2020, we formed a new wholly owned subsidiary in Delaware called Taronis – TGS, LLC.

Amended & Restated License Agreement

On April 17, 2020, we entered into an Amended and Restated License Agreement (“License Agreement”) with Taronis Technologies, Inc. (“Taronis Technologies”). The License Agreement amends and restates in its entirety, with retroactive effect, that certain Distribution and License Agreement entered into with Taronis Technologies on July 16, 2019. The License Agreement expands Taronis Technologies’ intellectual property protections throughout the world, including locations where the Company intends to operate, but for which Taronis Technologies may not have intellectual property protection. The fundamental terms of the License Agreement remain and include: (a) the Company’s exclusive worldwide rights to manufacture and distribute the proprietary metal cutting fuel MagneGas® as well as any other gases created using the equipment and methods claimed by Taronis Technologies’ patents, (b) certain other rights related to the Company’s use of Taronis Technologies’ trademarks, patents, software and other intellectual property and (c) the Company’s ability to commercially manufacture and sell the Venturi® Flow Submerged Plasma Arc Gasification Units for the creation of gases. The Company will pay to Taronis Technologies, on a monthly basis, a seven percent (7%) royalty on any net cash proceeds received by the Company in relation to the use of any intellectual property comprising the Licensing Agreement. The License Agreement does not convey use of Taronis Technologies’ intellectual property portfolio for any use related to water sterilization/decontamination technology applications.

Paycheck Protection Program Promissory Note and Agreement

On May 8, 2020, we entered into a Paycheck Protection Program Promissory Note and Agreement with Wells Fargo Bank, N.A. (“Lender”) in the principal amount of $1,993,712 (“Principal Amount”) with a fixed interest rate of 1.00% (“Interest”) and a term of 2 years (“Term”) (the “Loan”). The Loan was provided to the Company pursuant to the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The Loan is forgivable if the Company provides to the Lender, in Lender’s sole discretion, sufficient documentation that (i) the Company used all of the Loan proceeds for the forgivable purposes set forth in Paragraph 7 of the Loan and (ii) employee and compensation levels are maintained. The Loan contains such other terms as are common in commercial promissory note and loan agreements.

Results of Operations

Comparison for the years ended December 31, 2019 and 2018

Revenues

For the years ended December 31, 2019 and 2018, we generated total revenues of approximately $21.1 million and approximately $9.7 million, respectively. The approximate $11.4 million increase in revenue represents a 117.1% increase when compared to the same period in 2018. Of the $11.4 million increase, approximately $1.7 million was due to organic growth and the remaining amount of approximately $9.7 million was due to acquisitions. Therefore, the increase was largely the result of acquisitions made in the first quarter of 2019. The Company acquired Tyler Welders Supply in Tyler, Texas in January of 2019. The Company also acquired Complete Welding in Los Angeles, California in February 2019. In addition to acquired sales growth, the Company generated organic growth in its operations in East Texas and San Diego, California, which was partly offset by marginally lower sales in Florida and Northern California.

Cost of Revenues

For the years ended December 31, 2019 and 2018, costs of revenues were approximately $10.3 million and approximately $5.6 million, respectively. For the years ended December 31, 2019 and 2018, we generated a gross profit of approximately $10.7 million and approximately $4.1 million, respectively. Gross margins for the years ended December 31, 2019 and 2018 were 51% and 42.4%, respectively.

The improvement in gross margins was primarily due to a significant improvement in purchasing power and economies of scale. With an 81% increase in spending with vendors on cost of goods sold, the Company was able to secure better terms through semi-national pricing on a number of gas and hard good products. The Company also improved industrial gas margins in the Florida market through the implementation of an industrial fill plant operation, with improved margins on gas almost three-fold from August to December of 2019. The Company anticipates maintaining comparable gross margins in 2020 based on the ability to maintain or improve its buying terms with key vendors.

Operating Expenses

Operating costs for the years ended December 31, 2019 and 2018 were approximately $15.7 million and approximately $8.7 million, respectively. The increase in our operating costs in 2019 was primarily attributable to increasing our employee base and associated payroll and benefits expenses. The Company increased headcount from 79 at the end of 2018 to 151 at the end of 2019. The majority of personnel added was located in the East Texas and Los Angeles markets, and were the result of two acquisitions made during the first quarter of 2019. The Company also expanded its accounting, marketing, and MagneGas business development staffing during the year. Total payroll and benefits for the years ended December 31, 2019 and 2018 were approximately $8.3 million and approximately $4.1 million, respectively. The average cost per full time equivalent remained largely unchanged at $54,682 in 2019, as compared with $51,904 for 2018. The increase in payroll was almost entirely the result of expanded headcount.

Another significant component of operating expenses were occupancy costs, which included rent and utility expenses, which for the years ended December 31, 2019 and 2018 were approximately $1.2 million and approximately $0.4 million, respectively. The Company added 3 new retail locations under its industrial gas distributor brand, MagneGas Welding Supply during 2019. The Company ended 2019 with a total of 23 locations in Florida, Louisiana, Texas, and California. The average rent per location increased from approximately $2 thousand per month in 2018 to approximately $4 thousand per month in 2019. This increase was primarily due to the expansion into Los Angeles, which is the Company’s most expensive occupancy market within its domestic retail operations.

The third highest operating expenses recognized in 2019 were professional fees and consulting, which were approximately $0.5 million during 2019, compared with approximately $0.4 million in 2018. The majority of the increase was due to one-time legal and auditing expenses related to the spin-off process of separating Taronis Fuels from its legacy parent, Taronis Technologies. Partially offsetting these increased expenses was a significant reduction in consulting services related to business development for MagneGas sales. The Company brought two full time business development experts on staff during 2019, which eliminated over approximately $0.2 million in annual 1099 contractor payments.

All other operating expenses were approximately $5.7 million in 2019 compared to approximately $3.8 million in 2018. This was an approximate increase of $1.9 million, or 49%, from 2018. The increase was primarily attributable to an increase in automobile, computer, marketing and travel expenses.

Net Loss

Our results have recognized losses in the amount of approximately $5.7 million compared to approximately $4.5 million for the years ended December 31, 2019 and 2018, respectively. The increase in our loss was approximately $1.2 million, which was primarily attributable to an increase in payroll costs and operating costs offset by revenue growth of over 117.1% during the year. The increase in gross income from a large sales base more adequately covered the operating cost costs of the overall operations in 2019 as compared to 2018. This can also be seen from the improvement in net profit margins, which improved from negative 46.3% in 2018 to negative 27.3% in 2019. The Company was modestly profitable in the fourth quarter, and forecasts to gradually improve on profitability in 2020.

Liquidity and Capital Resources

As of December 31, 2019, the Company had cash of approximately $0.1 million and restricted cash of approximately $0.9 million. The Company reported a net loss of approximately $5.7 million and used cash in operations of approximately $4.8 million for the year ended December 31, 2019. Partly offsetting our negative cash flows, as of December 31, 2019, the Company had a positive working capital position of approximately $1.1 million, and a stockholder’s equity balance of approximately $31.8 million. As a result of the Company generating negative cash flow, there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements.

The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of public or private offerings or through the use of indebtedness and the Company’s ability to overcome any decline in business operations as a result of the COVID-19 pandemic.

Our plans and expectations for the next 12 months from the date of filing this annual report include raising capital to help fund commercial operations, acquisitions and organic growth. We utilize cash in our operations of approximately $0.4 million per month.

If these sources do not provide the capital necessary to fund our operations during the next twelve months from the date of this report, we may need to curtail certain aspects of our operations or expansion activities, consider the sale of our assets or consider other means of financing. We can give no assurance that we will be successful in implementing our business plan and obtaining financing on terms advantageous to us or that any such additional financing would be available to us.

Cash Flows from Operations

Cash flows from continuing operations for operating, financing and investing activities for the years ended December 31, 2019 and 2018 are summarized in the following table:

	Years Ended December 31,
	2019	2018

Operating activities	$(4,761)	$(5,286)
Investing activities	(12,524)	(8,335)
Financing activities	15,889	15,439

Net (decrease) increase in cash	$(1,396)	$1,818

For the years ended December 31, 2019 and 2018, we used cash in operations of approximately $4.8 million and approximately $5.3 million, respectively. Our cash use for 2019 was primarily attributable to cash used to reduce vendor balances, accrued expenses and other short-term liabilities. Our cash use for 2018 was primarily attributable to general corporate needs, personnel restructuring, the overhaul of our capital structure, and organic growth initiatives. During the year ended December 31, 2019, cash used by investing activities consisted of approximately $12.5 million, primarily due to acquisitions. During the year ended December 31, 2018, cash used by investing activities consisted of approximately $8.3 million, primarily due to acquisitions. Cash provided by financing activities for the year ended December 31, 2019 was approximately $15.9 million as compared to cash provided by financing activities for the year ended December 31, 2018 of approximately $15.4 million. The net decrease in cash during the year ended December 31, 2019 was approximately $1.4 million as compared to a net increase in cash of approximately $1.8 million for the year ended December 31, 2018.

Recent Accounting Standards

Included in the Company’s financial statements included in this Form 10-K.

Critical Accounting Policies

Our significant accounting policies are presented in this Report in our Notes to financial statements, which are contained in this 2019 Annual Report. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

Critical Accounting Estimates

We prepare our financial statements in conformity with U.S. GAAP. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with our Board of Directors (the “Board”); however, actual results could differ from those estimates.

Stock Based Payments

We periodically issue restricted stock to consultants for various services. Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete.

Long-lived Assets

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, we estimate fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.

Revenue Recognition

We adopted ASC 606 effective January 1, 2018 using the modified retrospective method which would require a cumulative effect adjustment for initially applying the new revenue standard as an adjustment to the opening balance of retained earnings and the comparative information would not require to be restated and continue to be reported under the accounting standards in effect for those periods.

Based on our analysis, we did not identify a cumulative effect adjustment for initially applying the new revenue standards.

We principally generate revenue through three processes: (1) the sale of MagneGas fuel for metal cutting and through the sales of other industrial and specialty gases and related products through our wholly owned subsidiaries, (2) through the sales of our Gasification Units, and (3) by providing consulting services. Our revenue recognition policy for the year ending December 31, 2019 is as follows:

●	Revenue for metal-working fuel, industrial gases and welding supplies is recognized when performance obligations of the sale are satisfied. The majority of our terms of sale have a single performance obligation to transfer products. Accordingly, we recognize revenue when control has been transferred to the customer, generally at the time of shipment of products.

●	Revenue generated from sales of each Gasification Unit is recognized over time based on three performance obligations: (1) delivery of units, (2) services and (3) support services. As to (1) revenue is recognized on the basis of labor hours and/or costs incurred. As to (2) and (3) revenue is recognized as time lapsed.

●	The Company applies the five-step process outlined in ASC 606 when recognizing revenue with regards to consulting services:

○	The Company enters into a written consulting agreement with a customer to provide professional services and has an enforceable right to payment for its performance completed to date;

○	All of the promised services are identified to determine whether those services represent performance obligations;

○	In consideration for the services to be rendered, the Company expects to receive incremental payments during the term of the agreement;

○	Payments are estimated for each performance obligation and allocated in accordance with payment terms; and

○	Typically, consulting services contracts will follow a similar pattern of recognition as legacy GAAP. The nature of the consulting services is such that the customer will receive benefits of the Company’s performance only when the customer receives the professional services. Consequently, the entity recognizes revenue over time by measuring the progress toward complete satisfaction of the performance obligation.

Goodwill and Indefinite-lived Assets

We have recorded goodwill and other indefinite-lived assets in connection with our acquisitions. Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of the acquired company, is not amortized. Indefinite-lived intangible assets are stated at fair value as of the date acquired in a business combination. The recoverability of goodwill is evaluated at least annually and when events or changes in circumstances indicate that the carrying amount may not be recoverable.

We analyze goodwill first to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a detailed goodwill impairment test as required. The more-likely-than-not threshold is defined as having a likelihood of more than 50%.

Events and circumstances for an entity to consider in conducting the qualitative assessment are:

●	Macroeconomic conditions such as a deterioration in general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, or other developments in equity and credit markets.

●	Industry and market considerations such as a deterioration in the environment in which an entity operates, an increased competitive environment, a decline in market-dependent multiples or metrics (considered in both absolute terms and relative to peers), a change in the market for an entity’s products or services, or a regulatory or political development.

●	Cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows.

●	Overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods.

●	Other relevant entity-specific events such as changes in management, key personnel, strategy, or customers, contemplation of bankruptcy, or litigation.

●	Events affecting a reporting unit such as a change in the composition or carrying amount of its net assets, a more-likely-than-not expectation of selling or disposing of all, or a portion, of a reporting unit, the testing for recoverability of a significant asset group within a reporting unit, or recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

●	If applicable, a sustained decrease in share price (considered in both absolute terms and relative to peers).

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a “Smaller Reporting Company” as defined by 17 C.F.R. § 229.10(f)(1) and are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

See pages 49 through 71 following the Exhibit Index of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During our two most recent fiscal years, the subsequent interim periods thereto, and through December 31, 2020, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by our management, with the participation of the chief executive officer and chief financial officer of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of December 31, 2019, management concluded that the Company’s disclosure controls and procedures were not effective.

Notwithstanding the existence of these material weaknesses, management believes that the consolidated financial statements in this annual report filed on Form 10-K fairly present, in all material respects, the Company’s financial condition as reported, in conformity with United States Generally Accepted Accounting Principles (“GAAP”).

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process, under the supervision of the chief executive officer and chief financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management has completed a proper evaluation, risk assessment and monitoring of the Company’s internal controls over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result, management has concluded controls were not effective and identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are disclosed below.

Failure to Segregate Duties. Management has not maintained adequate segregation of duties within the Company due to its reliance on a few individuals to fill multiple roles and responsibilities. Our failure to segregate duties has been a material weakness for the period covering this report.

Sufficiency of Accounting Resources. We have limited accounting personnel to handle complex accounting transactions. The insufficiency of our accounting resources has been a material weakness for the period covering this report.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged the Company’s independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the year ended December 31, 2019 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. During 2019, the company hired a Sarbanes Oxley expert to assist with addressing any material weakness in internal controls and the Company plans to hire additional staff to aid in segregation of duties to continue to improve our internal controls in 2020.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names, ages, positions and dates of appointment of our current directors and executive officers.

Name	Age	Position	Date Appointed
Scott Mahoney	45	Chief Executive Officer, President and Director	April 9, 2019
Tyler B. Wilson, Esq.	36	Chief Financial Officer, Treasurer, Secretary and General Counsel	August 15, 2019
Kevin Pollack	49	Director	August 15, 2019
William Staunton III	72	Director	August 15, 2019
Robert Dingess	73	Director	August 15, 2019
Peter Molloy	48	Director	August 15, 2019

Significant Employees

Jack Armstrong – Vice President of Business Development

Richard Conz – Vice President of Engineering, Research & Development

Shelley Kitts – Controller, Vice President of Internal Reporting

Family Relationships

None.

Business Experience

Scott Mahoney is our Chief Executive Officer, President and a member of our Board of Directors. He presently holds the same role with Taronis Technologies, Inc. He previously served as of Chief Financial Officer and Secretary of Taronis Technologies since December 2016. Mr. Mahoney has 17 years of financial and distressed situation management experience. Prior to joining Taronis, Mr. Mahoney was the Chief Financial Officer of Phoenix Group Metals, LLC, a leading auto core supply and automobile recycling company based in Phoenix, AZ. In addition, Mr. Mahoney has served in several entrepreneurial roles in the oil industry, raising over $200MM in equity and debt capital for previous projects in the Permian Basin, Eagle Ford, Williston Basin, Rockies and Mid-continent. Mr. Mahoney has managed 13 oil and gas acquisitions, and managed or participated in more than 350 oil and gas wells. Prior to co-founding Vast, Mr. Mahoney was the Chief Financial Officer of American Standard Energy Corp, building that company from a start-up to a $400 million market capitalization in two years.

Prior to American Standard, Mr. Mahoney founded Catalyst Corporate Solutions, a financial consulting firm focused on turnaround management in the heavy industrial, business services and oil and gas industries. Under that firm, Mr. Mahoney served as a strategic advisor to XOG Operating, LLC a contract operator in 17 states and Geronimo Holding Corporation, a portfolio of oil and gas assets in the Permian Basin, Williston Basin, Eagle Ford, South Texas, among other holdings. Mr. Mahoney also advised a number of southwest-based companies on restructuring, debt and equity financings, acquisitions and the sale of multiple businesses. He has extensive experience in the technology, heavy manufacturing, recycling and transportation and construction industries through both his banking and consulting client base. Prior to forming Catalyst, Mr. Mahoney spent 13 years in corporate and investment banking with JP Morgan, Wells Fargo and Key Bank. Mr. Mahoney is a Chartered Financial Analyst and has an MBA from the Thunderbird School of Global Management and two Bachelor’s degrees from the University of New Hampshire.

Mr. Mahoney’s qualifications to serve on our Board include his financial and management experience.

Tyler B. Wilson, Esq. is our Chief Financial Officer, Treasurer, Secretary and General Counsel. Mr. Wilson was promoted to Chief Financial Officer on September 1, 2019 and has held the positions of corporate Secretary and General Counsel since 2018. Prior to joining the Company, Mr. Wilson served Taronis Technologies, Inc. in various executive roles beginning in 2017. Mr. Wilson has extensive experience in corporate finance and management. He played a primary role in advancing Taronis Technologies, Inc. turnaround and rebranding, including development of its acquisition model, leading capital market financings, managing staff and service providers, advancing international expansion and leading the spin off the Company in December 2019. Prior to joining the Company, Mr. Wilson served as the managing attorney of Wilson Law Group, PLLC, a corporate and securities boutique he founded in 2011. Over the course of his career, Mr. Wilson has founded and co-founded a number of successful start-ups and has extensive experience in business operations, capital markets transactions and operational leadership. Mr. Wilson holds a Bachelor of Arts from the University of Notre Dame, a Juris Doctor from the University of Notre Dame Law School and has completed extensive course work at Columbia Business School.

Robert L. Dingess is an independent director. He has served as Chairman of our Board of Directors of Taronis Technologies, Inc. since April 30, 2013 and as Chairman of the Board and Audit Committee and as a member of the Compensation Committee for Taronis Fuels since August 13, 2019. Mr. Dingess has over 35 years of financial and management experience, including working with several large healthcare organizations, owning and operating his own businesses, and serving as a Senior Manager and Partner of Ernst & Young. Mr. Dingess currently is owner and Chief Executive Officer of Ideal Management Services, Inc., d/b/a Ideal Image Central Florida, a med-spa company with four locations in central Florida. From 1992 to 2002, Mr. Dingess served as the Chief Executive and owner of Dingess & Associates, Inc., a private healthcare consulting and management company, which served healthcare clients in multiple states. From 1986 to 1992, Mr. Dingess was a Senior Manager and Partner in Ernst & Young’s Southeast Region Healthcare Operations Business Office Practice, where he advised over 200 healthcare clients in healthcare financial management. Mr. Dingess holds a Master of Business Administration from Virginia Commonwealth University and a Bachelor of Business Administration from Marshall University.

Mr. Dingess’ experience in owning and operating his own businesses, serving as a Partner at E&Y and in advising companies give him the qualifications and skills to serve as a Director of our Company.

Kevin Pollack is an independent director. He has served as an independent director of Taronis Technologies, Inc. since June 21, 2012. Mr. Pollack served as Chief Financial Officer of Opiant Pharmaceuticals, Inc. (NASDAQ: OPNT), a specialty pharmaceutical company, and as a member of its Board of Directors, from 2012 until 2017, and as an advisor from 2017 until 2018. From 2007 until 2013, Mr. Pollack was a managing director at Paragon Capital LP, a private investment firm focused primarily on U.S.-listed companies. Since 2003, Mr. Pollack has also served as president of Short Hills Capital LLC. Prior to that, Mr. Pollack worked as an investment banker at Banc of America Securities LLC, focusing on mergers and acquisitions and corporate finance. Mr. Pollack started his career at Sidley Austin LLP (formerly Brown & Wood LLP) as a securities attorney. Since 2012, Mr. Pollack has served as a member of the board of directors of Pressure BioSciences, Inc. (OTCQB: PBIO). Mr. Pollack graduated magna cum laude from the Wharton School of the University of Pennsylvania and received a dual J.D./M.B.A. from Vanderbilt University, where he graduated with Beta Gamma Sigma honors.

Mr. Pollack’s qualifications to serve on our Board include his financial, legal, investment and management experience, including his experience with other public companies.

William W. Staunton III is an independent director. He has served as an independent director of Taronis Technologies, Inc. since April 30, 2013. He is the CEO and Chairman of Okika Technologies, an electronics design services company specializing in custom integrated circuit (IC), firmware, and software solutions. He has been the President of Accel–RF Corporation, a provider of RF Reliability Test Systems for compound semiconductor devices from 2011 until 2013. In 2011, Mr. Staunton founded Kokua Executives, LLC, which provides guidance and interim executive level-leadership to companies. From 2000 to 2011, Mr. Staunton served as the Chief Executive Officer and a Director of Ramtron International Corporation, which designs, develops and markets specialized semiconductor memory, microcontroller, and integrated semiconductor solutions. From March 1999 until December 2000, Mr. Staunton served as Chief Operating Officer of Maxwell Technologies, which designs and manufactures multi-chip modules and board products for commercial satellite applications. Previously, Mr. Staunton was executive vice president of Valor Electronics Inc. from April 1996 until February 1999. Mr. Staunton holds a Bachelor of Science degree in electrical engineering from Utah State University.

Mr. Staunton’s extensive experience in the semi-conductor industry, with specific background in Military and Space Contracting, give him the qualifications and skills to serve as a director of our Company.

Peter Molloy is an independent director. Mr. Molloy has 25 years building, advising and investing in public and private companies. He is currently the CEO of Maxsa Group, a strategic advisory company, and the recent founder of a new biotechnology company, Tarus Therapeutics. Peter’s most recent prior role was the founder and CEO of Edison Group where he spent 15 years building the company into one of the largest independent research and advisory companies globally. Prior to this, Peter had a successful career as a portfolio manager, most notably at Hermes Investment Management in London, managing a healthcare, technology and clean tech focused small and mid-cap portfolio, with a close involvement in Hermes’ shareholder activism initiatives. Mr. Molloy holds a Bachelor of Economics from the University of Exeter, numerous financial licenses (including his Series 7) and has done extensive course work at the London Business School.

Mr. Molloy’s qualifications to serve on our Board include his financial, public relations, investment and management experience, including his experience with other public companies.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has:

●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	Had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	Been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	Been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	Been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% owners are required by certain SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of December 31, 2019, our executive officers, directors and greater than 10 percent beneficial owners have all complied on a timely basis with all Section 16(a) filing requirements.

Code of Business Conduct

We have adopted a Code of Business Conduct effective as of August 12, 2019, that applies to our principal executive officer, principal financial officer, and principal accounting officer as well as our employees. Our standards are in writing and are to be posted on our website at a future time. The following is a summary of the key requirements of our Code of Business Conduct:

●	Honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

●	Full, fair, accurate, timely, and understandable disclosure reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by our Company;

●	Compliance with applicable government laws, rules and regulations;

●	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

●	Accountability for adherence to the code.

We will provide to any person, without charge, upon request, a copy of such Code of Business Conduct, as amended. Requests should be addressed to the address appearing on the cover page of this Annual Report on Form 10-K, Attn: Corporate Secretary.

Corporate Governance

Director Independence

We make our determination of director independence using the definition of “independence” set forth in NYSE Listing Rule 303A.02, which provides:

(a)(i) No director qualifies as “independent” unless the board of directors affirmatively determines that the director has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company).

(ii) In addition, in affirmatively determining the independence of any director who will serve on the compensation committee of the listed company’s board of directors, the board of directors must consider all factors specifically relevant to determining whether a director has a relationship to the listed company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to:

(A) the source of compensation of such director, including any consulting, advisory or other compensatory fee paid by the listed company to such director; and

(B) whether such director is affiliated with the listed company, a subsidiary of the listed company or an affiliate of a subsidiary of the listed company.

The NYSE listing rules provide that a director cannot be considered independent if:

(b) In addition, a director is not independent if:

(i) The director is, or has been within the last three years, an employee of the listed company, or an immediate family member is, or has been within the last three years, an executive officer, of the listed company.

(ii) The director has received, or has an immediate family member who has received, during any twelve-month period within the last three years, more than $120,000 in direct compensation from the listed company, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service).

(iii) (A) The director is a current partner or employee of a firm that is the listed company’s internal or external auditor; (B) the director has an immediate family member who is a current partner of such a firm; (C) the director has an immediate family member who is a current employee of such a firm and personally works on the listed company’s audit; or (D) the director or an immediate family member was within the last three years a partner or employee of such a firm and personally worked on the listed company’s audit within that time.

(iv) The director or an immediate family member is, or has been with the last three years, employed as an executive officer of another company where any of the listed company’s present executive officers at the same time serves or served on that company’s compensation committee.

(v) The director is a current employee, or an immediate family member is a current executive officer, of a company that has made payments to, or received payments from, the listed company for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of such other company’s consolidated gross revenues.

We have determined that the following directors of the Company are “independent” directors as defined by applicable SEC rules and NYSE listing standards: Robert Dingess, Kevin Pollack, William Staunton and Peter Molloy.

Board Meetings and Committees; Annual Meeting Attendance

The business and affairs of the company are managed under the direction of our Board of Directors (“Board”). We conduct two formal Board meetings per year. Each of our director is required to attend the meetings either in person or via telephone conference. The Board also conducts monthly telephone calls in which the majority of the independent Board members must be present.

Term of Office

Our directors are appointed for staggered terms. The Board of Directors of the Company is divided into three classes designated as Class I, Class II and Class III, respectively. Directors are assigned to each class in accordance with a resolution or resolutions adopted by the Board of Directors. To the extent practicable, the Board of Directors shall assign an equal number of directors to Class I, Class II and Class III. At the first annual meeting of stockholders after the filing of the Certificate of Incorporation, the terms of the Class I directors shall expire and Class I directors shall be elected for a full term of office to expire at the third succeeding annual meeting of stockholders after their election. At the second annual meeting of stockholders, the terms of the Class II directors shall expire and Class II directors shall be elected for a full term of office to expire at the third succeeding annual meeting of stockholders after their election. At the third annual meeting of stockholders, the terms of the Class III directors shall expire and Class III directors shall be elected for a full term of office to expire at the third succeeding annual meeting of stockholders after their election. At each succeeding annual meeting of stockholders, directors elected to succeed the directors of the class whose terms expire at such meeting shall be elected for a full term of office to expire at the third succeeding annual meeting of stockholders after their election. If the number of directors is changed, any increase or decrease shall be apportioned among the classes so as to maintain the number of directors in each class as nearly equal as possible, and any additional director of any class elected to fill a vacancy resulting from an increase in such class shall hold office for a term that shall coincide with the remaining term of that class.

Board Committees

Our Board has established four standing committees: audit, compensation, acquisition and corporate governance and nominating. Actions taken by our committees are reported to the full Board. The Board has determined that all members of each of the audit and compensation committees are independent under the current listing standards of Nasdaq. Our corporate governance and nominating committee is comprised of two independent directors.

Audit Committee	Compensation Committee	Acquisition Committee	Nominating and Corporate Governance Committee	External Communications Committee
Robert Dingess*	William Staunton III*	Kevin Pollack*	Kevin Pollack*	Peter Molloy*
Kevin Pollack	Robert Dingess	William Staunton III	Peter Molloy	Kevin Pollack

* Indicates committee chair

Audit Committee

Our Audit Committee, which currently consists of three directors, provides assistance to our Board in fulfilling its legal and fiduciary obligations with respect to matters involving the accounting, financial reporting, internal controls and compliance functions of the Company. Our Audit Committee employs an independent registered public accounting firm to audit the financial statements of the Company and perform other assigned duties. Further, our Audit Committee provides general oversight with respect to the accounting principles employed in financial reporting and the adequacy of our internal controls. In discharging its responsibilities, our Audit Committee may rely on the reports, findings and representations of our auditors, legal counsel and responsible officers. Our Board has determined that all members of the Audit Committee are financially literate within the meaning of SEC rules and under the current listing of the NYSE. Our Board has also determined that Mr. Dingess qualifies as an “audit committee financial expert.”

Compensation Committee

Our Compensation Committee, which currently consists of two directors, establishes executive compensation policies consistent with our objectives and our stockholders’ interests. Our Compensation Committee also reviews the performance of our executive officers and establishes, adjusts and awards compensation, including incentive-based compensation, as more fully discussed below. In addition, our Compensation Committee generally is responsible for:

●	Establishing and periodically reviewing our compensation philosophy and the adequacy of compensation plans and programs for our directors, executive officers and other employees;

●	Overseeing our compensation plans, including the establishment of performance goals under the company’s incentive compensation arrangements and the review of performance against those goals in determining incentive award payouts;

●	Overseeing our executive employment contracts, special retirement benefits, severance, change in control arrangements and/or similar plans;

●	Acting as administrator of any company stock option plans; and

●	Overseeing the outside consultant, if any, engaged by the Compensation Committee.

Our Compensation Committee periodically reviews the compensation paid to our non-employee Directors and the principles upon which their compensation is determined. The compensation committee also periodically reports to the Board on how our non-employee Director compensation practices compare with those of other similarly situated public corporations and, if the Compensation Committee deems it appropriate, recommends changes to our director compensation practices to our Board for approval.

Outside consulting firms retained by our Compensation Committee and management also will, if requested, provide assistance to the compensation committee in making its compensation-related decisions.

Acquisition Committee

Our Acquisition Committee reviews mergers and acquisitions deemed to be material to provide additional oversight and guidance to Management and the Board. The Acquisition Committee is comprised of not less than three (3) directors. Each Acquisition Committee member is subject to annual reconfirmation and may be removed by the Board at any time. In addition, our Acquisition Committee generally is responsible for:

●	Reviewing acquisition strategies with the Company’s management and investigating acquisition targets on behalf of the Company.

●	Recommending acquisition strategies and candidates to the Company’s Board, as appropriate.

●	Reporting all of its material actions to the Board and keeping the Board apprised of the Company’s proposed material investments and acquisitions.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee, which currently consists of two directors, monitors our corporate governance system, assesses Board membership needs, makes recommendations to the Board regarding potential director candidates for election at the annual meetings of stockholders or in the event of any director vacancy and performs any other functions or duties deemed appropriate by the Board.

Director candidates must have experience in positions with a high degree of responsibility and leadership experience in the companies or institutions with which they are or have been affiliated. Directors are selected based upon contributions that they can make to the Company. We do not maintain a separate policy regarding the diversity of our Board members. However, consistent with its charter, the Corporate Governance and Nominating Committee, and ultimately the Board, seeks directors (including nominees for director) with diverse personal and professional backgrounds, experience and perspectives that, when combined, provide a diverse portfolio of experience and knowledge that will well serve our governance and strategic needs.

External Communications Committee

Our External Communications Committee, which currently consists of two independent directors, is charged with assisting with senior level management with reviewing Company press releases and other external communications and providing content recommendations prior to public dissemination. Members of the External Communications Committee are selected by the Board of Directors based on prior experience or expertise dealing with public relations, investor relations or legal disclosures.

Shareholder Communications

In addition to the contact information in this report, each stockholder will be given specific information on how he/she can direct communications to the officers and directors of the corporation at our annual stockholders meeting. All communications from stockholders are relayed to the members of the Board.

Board Leadership Structure and Role in Risk Oversight

Our Board is primarily responsible for overseeing our risk management processes. The Board receives and reviews periodic reports from management, auditors, legal counsel and others, as considered appropriate regarding our assessment of risks. The Board focuses on the most significant risks facing the Company and our general risk management strategy, and also ensures that risks undertaken by the Company are consistent with the Board’s tolerance for risk. While the Board oversees our risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing the Company and that our Board leadership structure supports this approach.

The Audit Committee assists our Board in its general oversight of, among other things, the Company’s policies, guidelines and related practices regarding risk assessment and risk management, including the risk of fraud. As part of this endeavor, the Audit Committee reviews and assesses the Company’s major financial, legal, regulatory, environmental and similar risk exposures and the steps that management has taken to monitor and control such exposures. The Audit Committee also reviews and assesses the quality and integrity of the Company’s public reporting, the Company’s compliance with legal and regulatory requirements, the performance and independence of the Company’s independent auditors, the performance of the Company’s internal audit department, the effectiveness of the Company’s disclosure controls and procedures and the adequacy and effectiveness of the Company’s risk management policies and related practices.

Item 11. Executive Compensation.

Executive Compensation Table

The following table summarizes the total compensation earned by each of our named executive officers for the fiscal years December 31, 2019 and 2018. As discussed in this report, the Company became an independent, public company upon completion of the Spin-off on December 5, 2019. Accordingly, the compensation provided below, which was earned prior to the Spin-off, includes compensation earned by our named executive officers for services provided to Taronis Technologies and the Company prior to the Spin-off.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Totals ($)

Scott Mahoney,	2019	$256,135	75,000	$-		-	-	$25,961	(4)	$357,096
Chief Executive Officer & President	2018	$215,000	-	$16,000	(3)	-	-	$52,452	(4)	$283,452

Tyler B. Wilson, Esq.	2019	$189,423	35,000	-		-	-	30,923		$255,346
Chief Financial Officer, Treasurer and Secretary	2018	$165,000	-	-		-	-	-		$165,000

Timothy Hauck, Former interim Chief Financial Officer (1)	2019	$92,077	-	-		-	-	9,279		$101,356
	2018	$14,167								$14,167	(5)

Eric Newell, Former interim Treasurer (2)	2019	$24,231	-	-		-	-	5,654		$29,885	(6)
	2018	$-	-	-		-	-	-		$-

Narrative to Executive Compensation Table

(1)	On August 20, 2019, Timothy Hauck voluntarily resigned as the Company’s interim Chief Financial Officer effective August 30, 2019.

(2)	On April 20, 2020, Eric Newell voluntarily resigned as the Company’s interim Treasurer.

(3)	In April 2018, the Board authorized the issuance of common stock registered under the Corporation’s Amended and Restated 2014 Equity Incentive Compensation Plan. Scott Mahoney received 1,000 shares of common stock.

(4)	Represents the payout of accrued earned paid-time-off pursuant to the terms of the executive’s employment agreement.

(5)	Represents the amount of Executive’s salary paid on a prorated basis during the fiscal year ended December 31, 2018.

(6)	Represents the amount of Executive’s salary paid on a prorated basis during the fiscal year ended December 31, 2019.

Director Compensation Table

The following sets forth information with respect to the compensation awarded or paid to our named directors during the fiscal years ended December 31, 2019 and 2018 (collectively, the “named directors”) for all services rendered in all capacities to us and our subsidiaries in fiscal 2019 and 2018. As discussed in this report, the Company became an independent, public company upon completion of the Spin-off on December 5, 2019. Accordingly, the compensation provided below, which was earned prior to the Spin-off, includes compensation earned by our named directors for services provided to Taronis Technologies and the Company prior to the Spin-off. The table excludes directors who are also executive officers, except to the extent the named executive officer’s compensation is not fully reflected under “Executive Compensation Table” above.

Name and Principal Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified deferred Compensation Earnings ($)	All Other Compensation ($)	Total

Robert Dingess, Director	2019	$190,208	57,557	-	-	-	-	$247,765
	2018	136,250	-	-	-	-	-	136,250
William Staunton, Director	2019	$148,458	57,557	-	-	-	-	$206,015
	2018	99,750	-	-	-	-	-	99,750
Kevin Pollack, Director	2019	$163,958	177,985	-	-	-	-	$341,943
	2018	115,625	-	-	-	-	-	115,625
Peter Molloy, Director	2019	$18,750	-	-	-	-	-	$18,750

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2019, regarding shares of common stock that may be issued under the Company’s 2019 Equity Incentive Plan (the “Equity Plan”). The Equity Plan was approved by the Company’s shareholders and is the Company’s sole equity compensation plan.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	-	-	100,000,000
Equity compensation plans not approved by security holders (2)	ˉ	ˉ	ˉ
Total	-	-	100,000,000

(1) Consists of the Equity Plan. In the year ended December 31, 2019, no securities were issued off of the Equity Plan.

(2) Not Applicable.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding our shares of common stock beneficially owned as of December 31, 2019, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of May 18, 2020. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of May 18, 2020 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name of Beneficial Owner and Address	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock (1)	Amount and Nature of Beneficial Ownership of Preferred Stock	Percent of Preferred Stock (2)

Directors and Executive Officers
Scott Mahoney, Chief Executive Officer, President, Director	10,791,424	(3)	7.1%	-	-

William W. Staunton III, Director	2,681,228	(4)	1.8%	-	-

Robert L. Dingess, Chairman/Director	3,716,312	(5)	2.4%	-	-

Kevin Pollack, Director	2,736,611	(6)	1.8%	-	-

Peter Molloy, Director	2,443,156	(7)	1.6%	-	-

Tyler B. Wilson, Chief Financial Officer, Treasurer, Secretary	3,888,440	(8)	2.5%	-	-

All directors and officers as a group (6 people)	26,257,171		17.2%	-	-

* Less than 1%.

(1)

Beneficial ownership is determined under the rules and regulations of the SEC, and generally includes voting or dispositive power with respect to such shares. Based on 152,769,737 shares of Taronis Fuels’ common stock outstanding as of May 18, 2020. Shares of common stock that a person has the right to acquire within 60 days are deemed to be outstanding and beneficially owned by that person for the purpose of computing the total number of shares beneficially owned by that person and the percentage ownership of that person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or group. Accordingly, the amounts in the table include shares of common stock that such person has the right to acquire within 60 days of May 18, 2020 by the exercise of stock options.

(2)	The Company does not have any shares of preferred stock issued or outstanding.

(3)

Mr. Mahoney’s beneficial ownership is comprised of 3,750 common stock options; 1,000 shares of free trading common stock; 10,786,599 shares of restricted common stock; and 75 shares of common stock with a special legend through an entity he owns and controls.

(4)	Mr. Staunton’s beneficial ownership is comprised of 2,625,568 shares of restricted common stock and 55,660 shares of free-trading common stock.

(5)	Mr. Dingess’ beneficial ownership is comprised of 3,658,172 shares of restricted common stock and 58,140 shares of free trading common stock.

(6)	Mr. Pollack’s beneficial ownership is comprised of 2,680,016 shares of restricted common stock and 56,595 shares of free trading common stock.

(7)	Mr. Molloy’s beneficial ownership is comprised of 2,443,156 shares of restricted common stock.

(8)	Mr. Wilson’s beneficial ownership is comprised of 1,250 common stock options; 3,887,185 shares of restricted common stock and 5 restricted shares through an entity he owns and controls.

Pursuant to Rule 13d-3(d)(1)(i) the percentage calculations use different totals of outstanding securities for the purpose of determining ownership. Any securities not outstanding which are subject to such options, warrants, rights or conversion privileges shall be deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person but shall not be deemed to be outstanding for the purpose of computing the percentage of the class by any other person.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

On April 4, 2018, the Company entered into a $0.5 million asset purchase agreement with LBJ, a California general partnership owned by Joseph Knieriem and Robert Baker. At the time of the asset purchase agreement, Mr. Knieriem and Mr. Baker were full-time employees of the Company and are currently employed to this date with the Company. The transaction closed April 4, 2018.

Review, Approval or Ratification of Transactions with Related Persons

We are a “Smaller Reporting Company,” as defined by 17 C.F.R. § 229.10(f)(1) and are not required to provide information required by 17 CFR §229.404(b).

Promoters and Certain Control Persons

Not applicable.

Director Independence

We make our determination of director independence using the definition of “independence” set forth in NYSE Listing Rule 303A.02, which provides:

(a)(i) No director qualifies as “independent” unless the board of directors affirmatively determines that the director has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company).

(ii) In addition, in affirmatively determining the independence of any director who will serve on the compensation committee of the listed company’s board of directors, the board of directors must consider all factors specifically relevant to determining whether a director has a relationship to the listed company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to:

(A) the source of compensation of such director, including any consulting, advisory or other compensatory fee paid by the listed company to such director; and

(B) whether such director is affiliated with the listed company, a subsidiary of the listed company or an affiliate of a subsidiary of the listed company.

The NYSE listing rules provide that a director cannot be considered independent if:

(b) In addition, a director is not independent if:

(i) The director is, or has been within the last three years, an employee of the listed company, or an immediate family member is, or has been within the last three years, an executive officer, of the listed company.

(ii) The director has received, or has an immediate family member who has received, during any twelve-month period within the last three years, more than $120,000 in direct compensation from the listed company, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service).

(iii) (A) The director is a current partner or employee of a firm that is the listed company’s internal or external auditor; (B) the director has an immediate family member who is a current partner of such a firm; (C) the director has an immediate family member who is a current employee of such a firm and personally works on the listed company’s audit; or (D) the director or an immediate family member was within the last three years a partner or employee of such a firm and personally worked on the listed company’s audit within that time.

(iv) The director or an immediate family member is, or has been with the last three years, employed as an executive officer of another company where any of the listed company’s present executive officers at the same time serves or served on that company’s compensation committee.

(v) The director is a current employee, or an immediate family member is a current executive officer, of a company that has made payments to, or received payments from, the listed company for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of such other company’s consolidated gross revenues.

We have determined that the following directors of the Company are “independent” directors as defined by applicable SEC rules and NYSE listing standards: Robert Dingess, Kevin Pollack, William Staunton and Peter Molloy.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and review of financial statements include in the registrants Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were approximately $0.1 million and approximately $0.1 million, respectively.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered were $0 and $0, respectively.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for professional services rendered were $0 and $0, respectively.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services, provided by the principal accountant, other than the services report in Items 9(e)(1) through 9(e)(3) of Schedule 14A, for services rendered were $0 and $0, respectively.

Audit Committee Approval

Before a principal accountant is engaged by the Company or its subsidiaries to render audit or non-audit services, the engagement is approved by our Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation of Taronis Fuels, Inc.	10-12G	3.1	09/30/2019
3.2	Bylaws of Taronis Fuels, Inc.	10-12G	3.2	09/30/2019
10.1	Master Distribution Agreement	10-12G	2.1	12/13/2019
10.2	Separation Agreement	10-12G	2.2	12/13/2019
10.3	Transition Services Agreement	10-12G	10.2	12/13/2019
10.4	Tax Sharing Agreement	10-12G	10.1	12/13/2019
10.6	Amended and Restated License Agreement	8-K	10.1	04/17/2020
10.7	Taronis Fuels, Inc. 2019 Equity Incentive Plan	10-12G	10.4	09/30/2019
10.8	Taronis Fuels, Inc. Executive Bonus Plan	10-12G	10.5	09/30/2019
10.9	Director Compensation Policy and Stock Ownership Guidelines	10-12G	10.9	09/30/2019
10.10	Taronis Fuels, Inc. Executive Severance Plan	10-12G	10.10	09/30/2019
10.11	Taronis Fuels, Inc. Insider Trading Policy	10-12G	10.11	09/30/2019
10.12	Taronis Fuels, Inc. 2019 Employee Stock Purchase Plan	10-12G	10.12	09/30/2019
14	Code of Ethics	10-12G	14	09/30/2019
21.1	List of Subsidiaries				X
31.1	Certification of Principal Executive Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance.				X
101.SCH	XBRL Schema.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X
101.PRE	XBRL Presentation.				X

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Taronis Fuels, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Taronis Fuels, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for each of the two years period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Changes in Accounting Principles

ASU No.2016-02

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards update (“ASU”) No. 2016-02, Leases (Topic 842), as amended, effective January 1, 2019, using the modified retrospective approach.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2016.

New York, NY
May 21, 2020

Taronis Fuels, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, except per share amounts)

	December 31, 2019	December 31, 2018

Assets

Current Assets

Cash	$141	$1,599
Accounts receivable, net of allowance for doubtful accounts of $832 and $419, respectively	2,939	1,395
Inventory	3,639	2,587
Prepaid commissions	1,180	-
Prepaid other	75	173
Total Current Assets	7,974	5,754

Property and equipment, net of accumulated depreciation of $3,736 and $2,680, respectively	17,215	9,652
Operating lease right-of-use assets, net of accumulated amortization of $660 and $0, respectively	3,714	-
Finance lease right-of-use assets, net of accumulated depreciation of $126 and $0, respectively	226	-
Deposits on acquisition	-	550
Investments in and advances to affiliates	752	-
Restricted deposit	868	806
Security deposits	35	227
Goodwill	11,623	6,691

Total Assets	$42,407	$23,680

Liabilities and Stockholders’ Equity

Current Liabilities

Accounts payable	$2,895	$1,769
Accrued expenses	977	413
Unearned Revenue	647	-
Operating leases liability, current	744	-
Finance lease liability, current	72	90
Payable on the Sale of Future Revenue, net of debt discount of $1,227 and $0, respectively	1,382	-
Notes payable	150	94

Total Current Liabilities	6,867	2,366

Long Term Liabilities
Note payable	598	602
Operating leases liability, net of current	2,970	-
Finance lease liability, net of current	168	203
Total Liabilities	10,603	3,171

Commitments and Contingencies

Stockholders’ Equity
Preferred stock: $0.000001 par; 50,000,000 shares authorized	-	-
Common stock: $0.000001 par; 950,000,000 shares authorized; 139,237,026 shares issued and outstanding at December 31, 2019 and no shares issued and outstanding at December 31, 2018	1	-
Additional paid-in-capital	37,549	-
Accumulated deficit	(5,746)	-
Former Parent’s net investment	-	20,509

Total Stockholders’ Equity	31,804	20,509

Total Liabilities and Stockholders’ Equity	$42,407	$23,680

See Notes to consolidated financial statements

Taronis Fuels, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, except per share amounts)

	For the years ended December 31,
	2019	2018

Revenue:
Sales Revenue	$21,084	$9,713

Cost of Revenues	10,338	5,599
Gross Profit	10,746	4,114

Operating Expenses:
Selling, general and administration	15,678	8,735
Gain on sale and disposal of property and equipment	-	(15)
Total Operating Expenses	15,678	8,720

Operating Loss	(4,932)	(4,606)

Other Income and (Expense):
Interest	(471)	(179)
Other income	-	288
Loss on settlement of liabilities	(343)	-
Total Other (Expense) Income	(814)	109

Net Loss	$(5,746)	$(4,497)

Net loss per share: Basic and Diluted	$(0.04)	$(0.03)

Weighted average common shares: Basic and Diluted	138,812,988	138,787,026

Taronis Fuels, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Fiscal Years Ended December 31, 2019 and 2018

(In Thousands, except per share data)

	Common Stock		Net Parent	Additional Paid-in-	Accumulated	Stockholders’
	Shares	Amount	Investment	Capital	(Deficit)	Equity
Balance at December 31, 2017	-	$-	$9,173	$-	$-	$9,173
Net loss	-	-	(4,497)	-	-	(4,497)
Advances from parent	-	-	15,833	-	-	15,833
Balance at December 31, 2018	-	-	20,509	-	-	20,509
Net loss for the period January 1, 2019 through December 5, 2019	-	-	(4,291)	-	-	(4,291)
Common shares issued for compensation	450,000	-	-	63	-	63
Common shares issued in spin off	138,787,026	1	-	(1)	-	-
Net transfers to former parent	-	-	14,402	-	-	14,402
Transfers from former parent	-	-	1,809	767	-	2,576
Reclassification of net parent investment in connection with distribution	-	-	(32,429)	36,720	(4,291)	-
Net loss for the period December 6, 2019 through December 31, 2019	-	-	-	-	(1,455)	(1,455)
Balance at December 31, 2019	139,237,026	$1	$-	$37,549	$(5,746)	$31 ,804

Taronis Fuels, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	For the years ended December 31,
	2019	2018

Cash Flows from Operations
Net Loss	$(5,746)		$(4,497)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,055		695
Amortization of debt discounts and debt issuance costs	477		-
Stock based compensation	63		-
Loss (gain) on disposal of fixed assets	7		(15)
Gain on acquisition	-		(254)
Unearned revenue	647		(44)
Depreciation of assets under finance leases	126		-
Amortization of right-of-use assets – operating leases	660		-
Provision for doubtful accounts	712		380
Non-cash lease expense	90		-
Changes in operating assets:
Accounts receivable	(1,215)		(585)
Inventory	(480)		(456)
Prepaid and other current assets	(1,081)		(118)
Payments on operating lease liabilities	(750)		-
Accounts payable	115		(480)
Accrued expenses	567		88
Net cash used in operating activities	(4,753)		(5,286)

Cash Flows from Investing Activities
Deposit for acquisition	550		(225)
Cash paid for acquisitions, net of cash acquired	(6,431)		(7,059)
Advance to joint ventures	(752)		-
Purchase of property and equipment	(6,083)		(851)
Security deposit	192		(200)
Net cash used in investing activities	(12,524)		(8,335)

Cash Flows from Financing Activities
Capital lease payments	(55)		(107)
Net transfers from former parent	14,402		15,833
Transfers from former parent	767		-
Gross proceeds from short-term debt	150		-
Repayments of short-term debt	(288)		(287)
Cash received from the sale of future revenue payables	3049		-
Cash repayment for the sale of future revenue payables	(2,057)		-
Cash paid for financing fees for the sale of future revenue payables	(87)		-
Net cash provided by financing activities	15,881		15,439

Net (decrease) increase in cash and restricted cash	(1,396)		1,818

Cash and restricted cash, beginning of year	2,405		587

Cash and restricted cash, end of year	$1,009		$2,405

Supplemental disclosure of cash flow information Cash paid during the year for:
Interest	$535		$187

Supplemental disclosures of non-cash investing and financing activities:
Assets acquired in NG Enterprises acquisition	$-		$916
Liabilities assumed NG Enterprises acquisition	$-		$(149)
Assets acquired in Green Arc Supply acquisition	$-		$2,668
Liabilities assumed Green Arc Supply acquisition	$-		$(154)
Assets acquired in Trico Welding Supplies acquisition	$-		$3,612
Liabilities assumed Trico Welding Supplies acquisition	$-		$(1,612)
Assets acquired in Paris Oxygen acquisition	$-		$1,340
Liabilities assumed Paris Oxygen acquisition	$-		$(90)
Assets acquired in Latex Welding Supplies acquisition	$-		$1,526
Liabilities assumed Latex Welding Supplies acquisition	$-		$(26)
Assets acquired in United Welding Supplies acquisition	$-		$815
Liabilities assumed United Welding Supplies acquisition	$-		$(65)
Assets acquired in Tyler Welders Supply acquisition	$1620		$-
Liabilities assumed Tyler Welders Supply acquisition	$(653)		$-
Assets acquired in Cylinder Solutions acquisition	$376		$-
Liabilities assumed Cylinder Solutions acquisition	$(41)		$-
Assets acquired in Complete Cutting & Welding Supplies, Inc. acquisition	$1,083		$-
Liabilities assumed Complete Cutting Welding Supplies, Inc. acquisition	$(316)		$-
Adoption of ASC 842 Operating Lease Accounting	$1,118		$-
Conversion of Debt to Capital Contribution from Former Parent	$(1,809)	$
Assignment of Debt and Acquisition of Property & Equipment from Former Parent	$2,000		$-
Debt Discount Associated with Original Issue Discount	$1,685		$-

Taronis Fuels, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2019

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Unless otherwise provided in this report, all references in this report to “we,” “us,” “Taronis,” “our Company,” “our,” or the “Company” refer to Taronis Fuels, Inc. and our subsidiaries.

Taronis Fuels, Inc., a Delaware corporation, is renewable fuel and power generation company. Our primary business objective is the production of sustainable, socially responsible alternatives to existing fossil fuel and industrial gas products. Our first commercially viable product is a metal cutting fuel called “MagneGas”. MagneGas is a proprietary synthetic gas comprised primarily of hydrogen that is produced by the Company from its patented Venturi® Flow Submerged Plasma Arc Gasification Units (“Gasification Units”). The Gasification Units are patent protected, and the technology has been licensed to the Company through an exclusive worldwide license. MagneGas is comprised primarily of hydrogen and created through a patented protected process, which we license under an exclusive worldwide license.

The Company is also a holding company of various gas and welding supply companies doing business as “MagneGas Welding Supply”, including MagneGas Welding Supply - Southeast, LLC, MagneGas Welding Supply - South, LLC, MagneGas Welding Supply – West, LLC, Taronis-TGS, LLC, MagneGas Limited (United Kingdom) and MagneGas Ireland Limited (Republic of Ireland). The Company manufactures, sells and distributes its Gasification Units, MagneGas as a metal cutting fuel, a full line of industrial gases and welding equipment and services to the retail and wholesale metalworking and manufacturing industries. “MagneGas” is produced by our wholly owned subsidiary, MagneGas Production, LLC.

We were organized as a Delaware limited liability company on February 1, 2017, under the name MagneGas Welding Supply, LLC, to be a holding company for our various subsidiary level welding supply companies. On April 9, 2019, we converted MagneGas Welding Supply, LLC, a Delaware limited liability company, into Taronis Fuels, Inc., a Delaware corporation.

On July 15, 2019, Taronis Technologies, Inc., the former parent, announced that its Board of Directors approved a plan to pursue a separation of its gas and welding supply retail business from Taronis Technologies, creating a new independent, publicly traded company.

On December 5, 2019, we became an independent, publicly traded company through a spin-off. The spin-off was not tax-free to either Taronis Technologies or our shareholders.

NOTE 2 - GOING CONCERN AND MANAGEMENTS’ PLAN

As of December 31, 2019, the Company had cash of $ 0.1 million and has reported a net loss of approximately $5.7 million and used cash in operations of approximately $4.8 million for the year ended December 31, 2019. In addition, as of December 31, 2019, the Company had working capital of approximately $1.1 million. The Company utilizes cash in its operations of approximately $0.4 million per month. The use of cash indicates that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements.

The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering and the Company’s ability to overcome any negative impact on its business as a result of the COVID-19 pandemic.

Historically, the Company has financed its operations through equity and debt financing transactions and believes it will continue incurring operating losses for the foreseeable future. The Company’s plans and expectations for the next 12 months include raising additional capital to help fund expansion of its commercial operations, including product development. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months from the date of this report, the Company may need to curtail certain aspects of its operations or expansion activities, consider the sale of its assets, or consider other means of financing. The Company can give no assurance that it will be successful in implementing its business plan and obtaining financing on terms advantageous to the Company or that any such additional financing would be available to the Company, particularly given the uncertain impact of the COVID-19 pandemic on the debt and equity markets. These consolidated financial statements do not include any adjustments from this uncertainty.

The Company’s management has determined the above factors regarding its liquidity raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of this Annual Report on Form 10-K.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared on a stand-alone basis and prior to December 5, 2019 are derived from the consolidated financial statements and accounting records of Taronis Technologies, Inc. The consolidated financial statements include Taronis Fuels and its wholly owned subsidiaries assets, liabilities, revenues, expenses and cash flows. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated in the consolidated financial statements. In the opinion of the Company’s management, the accompanying 2018 carve-out financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the years ended December 31, 2019 and 2018.

Taronis Fuels used a centralized approach to cash management and financing its operations, including the operations of the Company. Accordingly, none of the cash and cash equivalents of Taronis Technologies, Inc. have been allocated to the Company in the 2018 carve-out financial statements. Transactions between Taronis Technologies, Inc and the Company are accounted for in the Parent’s Net Investment section of Stockholders’ Equity.

Carve-Out Assumptions and Allocations

The 2018 consolidated financial statements include Taronis Fuels, Inc. corporate expenses and administrative expenses allocated from the parent company. These costs have been allocated on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of expenses, headcount or other systematic measures that reflect utilization of services provided to or benefits received by us. Management considers the expense allocation methodology and results to be reasonable for all periods presented.

Use of Estimates

The Company prepares its financial statements in conformity with U.S. GAAP. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable; however, actual results could differ from those estimates. The consolidated financial statements presented include goodwill, fair value of assets and liabilities related to acquisitions, recoverability of deferred tax assets, allowance for doubtful accounts and the useful life of property, plant and equipment.

Business Combinations

The Company accounts for business combinations under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations” using the acquisition method of accounting, and accordingly, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair value is recorded as goodwill. All acquisition costs are expensed as incurred. Upon acquisition, the accounts and results of operations are consolidated as of and subsequent to the acquisition date.

Concentrations of Credit Risk

Financial instruments that subject the Company to credit risk consist principally of trade accounts receivable and cash. The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, consequently, believes that its accounts receivable credit risk exposure beyond such allowances is limited.

The Company maintains cash deposits with financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”), which, from time to time, may exceed federally insured limits. Cash is also maintained at foreign financial institutions. Restricted deposits in foreign financial institutions as of December 31, 2019 was $0.9 million. The Company has not experienced any losses and believes it is not exposed to significant credit risk from cash.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash, checking accounts, money market accounts and temporary investments with original maturities of three months or less when purchased. As of December 31, 2019, and 2018 the Company had no cash equivalents.

Restricted cash consists of cash deposited with a financial institution for approximately $0.9 million.

The following table provides a reconciliation of cash, cash equivalents and restricted deposits reported in the consolidated balance sheets that sum to the total of the same amounts show in the statement of cash flows. The restricted deposit was a deposit required for an international grant.

	December 31,
	2019	2018
Cash	$141	$1,599
Restricted deposits	868	806
Total cash, cash equivalents and restricted cash in the balance sheet	$1,009	$2,405

Accounts Receivable

Accounts receivable consist of amounts due for the delivery of MagneGas sales to customers with payment terms of generally 30 days. An allowance for doubtful accounts is established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, historical estimates, and current economic trends. Receivables are determined to be past due, based on payment terms of original invoices. The Company does not typically charge interest on past due receivables. The allowance for doubtful accounts was approximately $0.8 million and approximately $0.4 million as of December 31, 2019 and 2018, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Inventory is comprised of hard goods and gases; consumables used in the production of gas, regulators and tips and work in process. Estimates of lower of cost or net realizable value are based upon economic conditions, historical sales quantities and patterns, and in some cases, the specific risk of loss on specifically identified inventories. The Company evaluates inventories on a regular basis to identify inventory on hand that may be slow moving.

Property and equipment, net

Property and equipment are stated at cost net of accumulated depreciation using the straight–line method at rates sufficient to charge the cost of depreciable assets to operations over their estimated useful lives, which range from three to thirty-nine and a half years. Leasehold improvements are amortized over the lesser of (a) the useful life of the asset; (b) the remaining lease term, or (c) the new life at the acquisition date. Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred, and expenditures which extend the economic life are capitalized. When assets are retired, or otherwise disposed of, the costs and related accumulated depreciation or amortization are removed from the accounts and any gain or loss on disposal is recognized.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets, including property and equipment, when there are indications that the assets might be impaired. When evaluating assets for potential impairment, the Company compares the carrying value of the asset to its estimated undiscounted future cash flows. If an asset’s carrying value exceeds such estimated undiscounted cash flows, the Company records an impairment charge for the difference between the carrying amount of the asset and its fair value.

Based on its assessments, the Company did not record any impairment charges for the year ended December 31, 2019 and 2018.

Goodwill and Other Indefinite-lived Assets

The Company records goodwill and other indefinite-lived assets in connection with business combinations. Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of acquired companies, is not amortized. Indefinite-lived assets are stated at fair value as of the date acquired in a business combination.

The Company assesses the recoverability of goodwill and certain indefinite-lived intangible assets annually in the fourth quarter and between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Under “FASB” guidance for goodwill and intangible assets, a reporting unit is defined as an operating segment or one level below the operating segment, called a component. However, two or more components of an operating segment will be aggregated and deemed a single reporting unit if the components have similar economic characteristics. The Company operates as one reporting unit.

Authoritative accounting guidance allows the Company to first assess qualitative factors to determine whether it is necessary to perform the more detailed two-step quantitative goodwill impairment test. The Company performs the quantitative test if its qualitative assessment determined it is more likely than not that a reporting unit’s fair value is less than its carrying amount. The Company may elect to bypass the qualitative assessment and proceed directly to the quantitative test for any reporting unit or asset. The quantitative goodwill impairment test, if necessary, is a two-step process. The first step is to identify the existence of a potential impairment by comparing the fair value of a reporting unit (the estimated fair value of a reporting unit is calculated using a discounted cash flow model) with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the reporting unit’s goodwill is considered not to be impaired and performance of the second step of the quantitative goodwill impairment test is unnecessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step of the quantitative goodwill impairment test is performed to measure the amount of impairment loss to be recorded, if any. The second step of the quantitative goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined using the same approach as employed when determining the amount of goodwill that would be recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value was the purchase price paid to acquire the reporting unit.

For the year ended December 31, 2019, annual goodwill and certain indefinite-lived intangible assets impairment tests, the Company elected to bypass the qualitative assessment and proceeded directly to the quantitative analysis using the market price of the stock and determined that no impairment was deemed to exist as of December 31, 2019.

Revenue Recognition

Effective as of January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

The timing of revenue recognition may differ from the timing of payment by customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records unearned revenue until the performance obligations are satisfied. The Company capitalizes and amortizes incremental costs of obtaining a contract with a customer as performance obligations are satisfied.

The Company had unearned revenue of approximately $0.6 million as of December 31, 2019. The Company expects to satisfy its remaining performance obligations for these services and recognize the unearned revenue and related contract costs over the next twelve months. The Company also recognized prepaid commissions of approximately $1.2 million as of December 31, 2019 related to contracts for future services.

The following table represents external net sales disaggregated by product category for the year ended December 31,:

	2019	2018
Gas sold	$11,549	$5,979
Equipment rentals	2,483	1,491
Equipment sales	5,656	1,992
Other	1,396	251
Total Revenues from Customers	$21,084	$9,713

Other revenue consists equipment repairs, hazmat services, freight & shipping, and consulting income.

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expenses are included in the Company’s operating expenses. Advertising expense was less than $0.1 million and less than $0.1 million for the years ended December 31, 2019 and 2018, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation costs under the provisions of Accounting Standards Codification (“ASC”) 718, “Compensation—Stock Compensation” (“ASC 718”), which requires the measurement and recognition of compensation expense related to the fair value of stock-based compensation awards that are ultimately expected to vest. Stock based compensation expense recognized includes the compensation cost for all stock-based payments granted to employees, officers, and directors based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or canceled during the periods reported.

The Company has not incurred any material stock-based compensation charges for the years ended December 31, 2019 and 2018.

Stock-Based Compensation for Non-Employees

The Company accounts for share–based payments granted to non–employees in accordance with ASC 505-40, “Equity Based Payments to Non–Employees”. The Company determines the fair value of the stock–based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete. The fair value of the equity instruments is re-measured each reporting period over the requisite service period. The Company incurred stock-based compensation charges of $63,000 and $0 for the years ended December 31, 2019 and 2018, respectively.

Income Taxes

The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purpose, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. The Company is subject to examination by U.S. tax authorities beginning with December 31, 2019.

We account for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of December 31, 2019, and 2018, we did not have any significant uncertain tax positions. We recognize interest and penalties related to uncertain tax positions in income tax expense.

Basic and Diluted Net (Loss) per Common Share

Basic (loss) per common share is computed by dividing the net (loss) by the weighted average number of shares of common stock outstanding for each period. On December 5, 2019, the Company’s spin off from Taronis Technologies was effected through a distribution to Taronis Technologies’ shareholders of five shares of the Company’s common stock for every one share of Taronis Technologies common stock held as of November 30, 2019. As a result, the Company had 138,787,026 shares common stock outstanding. This share amount is being utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the date of spin off. Diluted (loss) per share is computed by dividing the net (loss) by the weighted average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents.

Reclassification

Certain accounts in the prior year’s consolidated financial statements, from which these consolidated financial statements have been derived, have been reclassified for comparative purposes to conform to the presentation in the current year’s consolidated financial statements. These reclassifications have no effect on previously reported earnings.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date, but prior to the date the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed in Note 16.

Recent Accounting Standards

The Company adopted ASC Topic 842 effective January 1, 2019 using the modified retrospective approach. As a result of the adoption of the new lease accounting guidance, on January 1, 2019 the Company recognized (a) a lease liability of approximately $1.1 million, which represents the present value of the remaining lease payments, discounted using the Company’s incremental borrowing rate of 8% and (b) a right-of-use asset of approximately $1.1 million.

Accounting Standards Not Yet Adopted

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The amendments in ASU 2018-13 will be effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.

In August 2018, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in ASU 2017-04 will be effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the potential impact of adopting this guidance and its consolidated financial statements.

In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief. ASU 2019-05 is an update to ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in ASU 2019-05 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted in any interim period after the issuance of this Update as long as an entity has adopted the amendments in Update 2016-13. The Company is currently evaluating the potential impact of adopting this guidance and its consolidated financial statements.

In November 2019, the FASB issued ASU 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements – Share-Based Consideration Payable to a Customer. The amendments in Update 2018-07 are effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which simplified the accounting for income taxes in several areas by removing certain exceptions and by clarifying and amending existing guidance applicable to accounting for income taxes. The amendment is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.

The Company reviewed all other recently issued, but not yet effective, accounting pronouncements and do not expect the future adoption of any such pronouncements will have a material impact on our consolidated financial statements.

NOTE 4 – ACQUISITIONS

January 2018 Asset Purchase:

On January 19, 2018, the Company entered into an Amended and Restated Asset Purchase Agreement (“Amended Asset Purchase Agreement”) with GGNG Enterprises Inc. (formerly known as NG Enterprises, Inc.) and Guillermo Gallardo (collectively, the “Seller”) and closed the purchase of certain assets related to the Seller’s welding supply and gas distribution business in San Diego, California. The total purchase price for the Purchased Assets was approximately $0.8 million. Approximately $0.02 million was paid as a business broker commission and is included in goodwill. Upon consummation of the closing, on January 19, 2018, the Company commenced business operations in San Diego, California through its wholly owned subsidiary NG Enterprises Acquisition, LLC and is doing business as “Complete Welding San Diego”.

The allocation of the consideration transferred is as follows:

Cash	$768
Total purchase price	$768

Accounts receivable	$44
Inventory	150
Cylinders	326
Trucks	10
Accounts payable assumed	(149)
Total purchase price allocation	$381

Goodwill	$387

February 2018 Asset Purchase:

On February 16, 2018, the Company entered into an Asset Purchase Agreement (“Asset Purchase Agreement”) with Green Arc Supply, L.L.C. (the “Seller”) and closed the purchase of certain assets related to the Seller’s welding supply and gas distribution business located in Louisiana and Texas. The total purchase price for the purchased assets and assumed liabilities was approximately $2.3 million, which was comprised of a $1.0 million cash payment and the issuance of 961,539 shares of restricted common stock having a fair value of approximately $1.3 million. The Asset Purchase Agreement also included certain conditional and bonus payments to the Seller, subject to certain performance criteria being met, as well as other terms and conditions which are typical in asset purchase agreements.

Further, in conjunction with the Asset Purchase Agreement, the Company entered into four (4) Assignment, Assumption and Amendment to Lease Agreements (each a “Lease Assumption Agreement”) with the Seller and the landlords of certain real property leased by the Seller for the operation of the Seller’s business locations in Louisiana and Texas. Upon consummation of the closing, the Company commenced operations in Texas and Louisiana through its wholly owned subsidiary MWS Green Arc Acquisition, LLC and is doing business as “Green Arc Supply”.

The allocation of the consideration transferred is as follows:

Cash	$1,000
Shares issued in connection with acquisition	1,260
Total purchase price	$2,260

Cash	$16
Accounts receivable	252
Inventory	652
Cylinders	696
Trucks	283
Fixed assets	769
Accounts payable assumed	(154)
Total purchase price allocation	$2,514

Gain on acquisition	$(254)

The Company recognized a gain on acquisition due to the total assets purchased being greater than the total purchase price. The Seller undervalued total assets due primarily to accounting errors. The gain on acquisition was recorded as other income on the income statement.

April 2018 Stock Purchase:

On April 3, 2018, Taronis Technologies, Inc. (the “Company”) entered into a Securities Purchase Agreement (“SPA”) with Robert Baker, Joseph Knieriem (collectively, the “Sellers”) and Trico Welding Supplies, Inc., a California corporation (“Trico”) for the purchase of all of the issued and outstanding capital stock of Trico by the Company. Under the terms of the SPA, the Company purchased one hundred percent (100%) of Trico’s issued and outstanding capital stock for the gross purchase price of $2.0 million (“Trico Stock”). Approximately $0.5 million was paid as consulting fees and is included in operating expenses in the income statement. The SPA included certain other terms and conditions which are typical in securities purchase agreements. On March 21, 2018, the Company made an initial non-refundable deposit for the purchase of the Trico Stock. Upon execution of the SPA, the Company funded the remaining $1.0 million balance due. Effective at closing, the Company commenced business operations in northern California through its new wholly owned subsidiary Trico Welding Supplies, Inc.

The allocation of the consideration transferred is as follows:

Cash	$2,000
Total purchase price	$2,000

Cash	$72
Accounts receivable	488
Inventory	441
Customer relationships	467
Cylinders and trucks	298
Accounts payable assumed	(986)
Notes payable assumed	(282)
Capital leases	(227)
Deferred tax liability	(117)
Total purchase price allocation	$154

Goodwill	$1,846

October 2018 Stock Purchase:

On October 17, 2018, Taronis Technologies, Inc. (the “Company”) entered into a Securities Purchase Agreement (“SPA”) with Ronald Ruyle, Charlotte Ruyle, Jered Ruyle and Janson Ruyle (collectively, the “Sellers”) and Paris Oxygen Company, a Texas corporation (“Paris”) for the purchase of all of the issued and outstanding capital stock of Paris by the Company. Under the terms of the SPA, the Company purchased one hundred percent (100%) of Paris’ issued and outstanding capital stock for the gross purchase price of $1.3 million (“Paris Stock”). Approximately $0.03 million was paid as legal fees and is included in operating expenses in the income statement. The SPA included certain other terms and conditions which are typical in securities purchase agreements. Effective at closing, the Company commenced business operations in Texas through its new wholly owned subsidiary Paris Oxygen Company and is doing business as “Tyler Welders Supply”.

The allocation of the consideration transferred is as follows:

Cash	$1,250
Total purchase price	$1,250

Cash	$43
Accounts receivable	107
Inventory	149
Trucks	106
Customer relationships	173
Accounts payable assumed	(54)
Deferred tax liability	(36)
Total purchase price allocation	$488

Goodwill	$762

October 2018 Stock Purchase:

On October 22, 2018, Taronis Technologies, Inc. (the “Company”) entered into a Securities Purchase Agreement (“SPA”) with Melvin E. Ruyle (collectively, the “Seller”) and Latex Welding Supply, Inc., a Louisiana corporation (“Latex”) for the purchase of all of the issued and outstanding capital stock of Latex by the Company. Under the terms of the SPA, the Company purchased one hundred percent (100%) of Latex’s issued and outstanding capital stock for the gross purchase price of $1.5 million (“Latex Stock”). Approximately $0.03 million was paid as legal fees and is included in operating expenses in the income statement. The SPA included certain other terms and conditions which are typical in securities purchase agreements. Effective at closing, the Company commenced business operations in Louisiana through its new wholly owned subsidiary Latex Welding Supply, Inc. and is doing business as “Tyler Welders Supply”.

The allocation of the consideration transferred is as follows:

Cash	$1,500
Total purchase price	$1,500

Cash	$58
Accounts receivable	92
Inventory	70
Trucks	63
Customer relationships	62
Accounts payable assumed	(13)
Deferred tax liability	(13)
Total purchase price allocation	$319

Goodwill	$1,181

October 2018 Stock Purchase:

On October 26, 2018, Taronis Technologies, Inc. (the “Company”) entered into a Securities Purchase Agreement (“SPA”) with Tyler Welders Supply, Inc., a Texas corporation (collectively, the “Seller”) and United Welding Specialties of Longview, Inc., a Texas corporation (“United”) for the purchase of all of the issued and outstanding capital stock of United by the Company. Under the terms of the SPA, the Company purchased one hundred percent (100%) of United’s issued and outstanding capital stock for the gross purchase price of $0.8 million (“United Stock”). Approximately $0.03 million was paid as legal fees and is included in operating expenses in the income statement. The SPA included certain other terms and conditions which are typical in securities purchase agreements. Effective at closing, the Company commenced business operations in Texas through its new wholly owned subsidiary United Welding Specialties of Longview, Inc. and is doing business as “Tyler Welders Supply”.

The allocation of the consideration transferred is as follows:

Cash	$750
Total purchase price	$750

Cash	$20
Accounts receivable	135
Inventory	158
Cylinders	57
Other assets	18
Accounts payable assumed	(65)
Total purchase price allocation	$323

Goodwill	$427

January 2019 Stock Purchase:

On January 16, 2019, the Company entered into a Securities Purchase Agreement (“SPA”) with Melvin Ruyle Family Living Trust (the “Seller”) and Tyler Welders Supply, Inc., a Texas corporation (“TWS”) for the purchase of all of the issued and outstanding capital stock of TWS by the Company (“Transaction”). Under the terms of the SPA, the Company purchased one hundred percent (100%) of TWS’s issued and outstanding capital stock for the gross purchase price of $2.5 million (“TWS Stock”). Effective at closing, the Company assumed business operations at its new location in Texas.

The allocation of the consideration transferred is as follows:

Cash	$2,500
Total purchase price	$2,500

Accounts receivable	$572
Cash	43
Inventory	572
Cylinders and trucks	183
Accounts payable assumed	(653)
Total purchase price allocation	$717

Goodwill	$1,783

February 2019 Stock Purchase:

On February 15, 2019, the Company entered into a Securities Purchase Agreement (“SPA”) with Melvin Ruyle, Jered Ruyle and Janson Ruyle (collectively, the “Seller”) and Cylinder Solutions, Inc., a Texas corporation (“CS”) for the purchase of all of the issued and outstanding capital stock of CS by the Company (“Transaction”). Under the terms of the SPA, the Company purchased one hundred percent (100%) of CS’s issued and outstanding capital stock for the gross purchase price of $1.5 million (“CS Stock”). Effective at closing, the Company assumed business operations at its new location in East Texas.

The allocation of the consideration transferred is as follows:

Cash	$1,500
Total purchase price	$1,500

Accounts receivable	$14
Cash	26
Cylinders and trucks	336
Accounts payable assumed	(41)
Total purchase price allocation	$335

Goodwill	$1,165

February Asset Purchase:

On February 22, 2019, Taronis Technologies, Inc. (the “Company”) entered into an Asset Purchase Agreement (“Agreement”) with Complete Cutting and Welding Supplies, Inc., a California corporation (the “Seller”) for the purchase of substantially all of the Seller’s tangible and intangible business assets (“Transaction”). Under the terms of the Agreement, the Company purchased from the Seller substantially all of the Seller’s right, title an interest to the Seller’s business assets and certain other assumed liabilities. The total purchase price paid was $2.5 million cash. The Agreement includes certain other terms and conditions which are typical in asset purchase agreements.

The allocation of the consideration transferred is as follows:

Cash	$2,500
Total purchase price	$2,500

Accounts receivable	$456
Cylinders and trucks	378
Accounts payable assumed	(317)
Total purchase price allocation	$517

Goodwill	$1,983

All goodwill recorded as part of the purchase price allocations is currently anticipated to be tax deductible.

The following unaudited proforma financial information presents the consolidated results of operations of the Company with NG Enterprises Acquisition, LLC, MWS Green Arc Acquisition, LLC, Trico Welding Supplies, Inc., Paris Oxygen Company, Latex Welding Supply, Inc., United Welding Specialties of Longview, Inc., Tyler Welders Supply, Cylinder Solutions and Complete Cutting and Welding Supplies for the years ended December 31, 2019 and 2018, as if the above discussed acquisitions had occurred on January 1, 2018 instead of January 19, 2018, February 16, 2018, April 3, 2018, October 17, 2018, October 22, 2018, October 26, 2018, January 16, 2019, February 15, 2019, February 22, 2019 and May 31, 2019, respectively. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods (dollar amounts in thousands).

	For the Years Ended December 31,
	2019	2018
Revenues	22,559	12,823
Gross Profit	10,416	6,145
Operating Loss	(15,412)	(14,011)
Net Loss	(15,826)	(14,387)

NOTE 5 - INVENTORY

Inventory, consisting of production material consumables, hard goods, spare components and work in process, was $3.6 million and $2.6 million at December 31, 2019 and December 31, 2018, respectively.

	December 31,
	2019	2018
Raw Materials	$48	$26
Finished Goods	2,969	1,927
Work in process	622	634
Total Inventory	$3,639	$2,587

NOTE 6 – PROPERTY AND EQUIPMENT, NET

	Estimated useful life	December 31, 2019	December 31, 2018

Machinery and equipment	3 – 5 years	$1,684	$808
Furniture and office equipment	5 – 7 years	645	398
Transportation	3 – 5 years	894	848
Production units	5 – 30 years	15,225	8,023
Building	39.5 years	2,503	2,255
		20,951	12,332
Accumulated depreciation and amortization		(3,736)	(2,680)
		$17,215	$9,652

Depreciation expense was $1.1 million and $0.7 million for the years ended December 31, 2019 and 2018, respectively.

NOTE 7 – INVESTMENT IN JOINT VENTURES

As of December 31, 2019 the Company’s investments in joint ventures consisted of the following:

December 31, 2018	$-
Advances	752
December 31, 2019	$752

On March 19, 2019, the Company entered into a Transfer and Assignment Agreement with Taronis Fuels Gas Technology Energy (the “Taronis Turkey Joint Venture” or “TTJV”) whereby the Company agreed to transfer and assign that certain Gasifier Purchase Agreement entered into on July 17, 2019 with TA Group Media Industry Trade Joint Stock Company (“TA”) to TTJV. The purpose of the venture is to operate Units and sell the gas produced for use in welding and metal cutting for construction and manufacturing. The Company has a 49% equity ownership interest in TTJV as of December 31, 2019. As the Company does not control TTJV and is not involved in the decision-making, the Company does not consolidate TTJV under ASC 810 – Consolidation. As of December 31, 2019, the Company paid approximately $0.8 million in advances toward the investment. The venture’s operations to date have consisted primarily of licensing and permitting activity and its assets approximate the advances as recorded on the consolidated balance sheet at December 31, 2019.

NOTE 8 – GOODWILL

Goodwill outstanding as of December 31, 2019 and 2018 consisted of the following:

Goodwill
December 31, 2017	$2,109
Acquisitions	4,582
Impairments	-
December 31, 2018	6,691
Acquisitions	4,932
Impairments	-
December 31, 2019	$11,623

NOTE 9 – LEASES

The Company leases facilities located in various states in the United States for its office and operations under non-cancellable operating leases that expire at various times through 2028. The total amount of rent expense under the leases is recognized as payments are made over the term of the leases. Rent expense under the operating leases for the years ended December 31, 2019 and 2018 was approximately $0.1 million and $0.5 million, respectively.

●	On January 1, 2016, we entered into a lease for an operating facility in Sacramento, CA, through a wholly owned subsidiary. The lease agreement has a term of four years with minimum monthly payments of $3 thousand ($33 thousand per annum). Upon the expiration of the initial term of the lease, the lease converted to a month to month tenancy and the Company continues to pay rent and occupy the premises set forth in the lease.

●	On December 1, 2015, we entered into a lease for an operating facility in Shreveport, LA, through a wholly owned subsidiary. The lease agreement has a term of six years with minimum monthly payments of $4 thousand ($48 thousand per annum) with annual escalation.

●	On August 13, 2015, we entered into a lease for an operating facility in Palestine, TX, through a wholly owned subsidiary. The lease agreement has a term of five years with minimum monthly payments of $2 thousand ($22 thousand per annum). This lease expires on July 31, 2020 and we anticipate renewing this lease before that expiration.

●	On August 24, 2015, we entered into a lease for an operating facility in Flint, TX, through a wholly owned subsidiary. The lease agreement has a term of five years with minimum monthly payments of $6 thousand ($67 thousand per annum). The lease includes a three-year extension option which we anticipate exercising.

●	On December 1, 2015, we entered into a lease for an operating facility in Shreveport, LA, through a wholly owned subsidiary. The lease agreement has a term of 66 months with minimum monthly payments of $3 thousand ($34 thousand per annum). The lease includes a three-year extension option which we expect to exercise.

●	On April 5, 2016, we entered into a lease for an operating facility in Lakeland, FL, through a wholly owned subsidiary. The lease agreement had a term of three years with minimum monthly payments of $2 thousand ($26 thousand per annum). We subsequently renewed the lease for an additional one-year term with a minimum month payment of approximately $3 thousand ($33 thousand per year). We anticipate renewing for an additional term or purchasing the property.

●	On August 1, 2016, we entered into a lease for an operating facility in Flint, TX, through a wholly owned subsidiary. The lease agreement has a term of four years with minimum monthly payments of $1 thousand ($11 thousand per annum). The lease includes a three-year extension option which we anticipate exercising.

●	On August 4, 2016, we entered into a lease for an operating facility in Sarasota, FL, through a wholly owned subsidiary. The lease agreement has a term of five years with minimum monthly payments of $2 thousand ($20 thousand per annum). The lease agreement includes a five-year extension option.

●	On November 16, 2017, we entered into a month-to-month lease for a testing facility in Bowling Green, FL, through a wholly owned subsidiary. The lease agreement had a term of one year with minimum monthly payments of $3 thousand ($36 thousand per annum). Upon the expiration of the initial term of the lease, the lease converted to a month to month tenancy and we ended the lease in August 2019.

●	On April 4, 2018, we entered into a lease for an operating facility in Woodland, CA, through a wholly owned subsidiary. The lease agreement had a term of one year with minimum monthly payments of $14 thousand ($168 thousand per annum). Upon the expiration of the initial term of the lease, the lease converted to a month to month tenancy and we continue to pay rent and occupy the premises set forth in the lease.

●	On May 1, 2018, we entered into a month-to-month lease for an operating facility in Spring Hill, FL, through a wholly owned subsidiary. The lease agreement had a term of one year with minimum monthly payments of $1 thousand ($15 thousand per annum). Upon the expiration of the initial term of the lease, the lease converted to a month to month tenancy and we continue to pay rent and occupy the premises set forth in the lease.

●	On September 1, 2018, we entered into a lease for an operating facility in Clearwater, FL, through a wholly owned subsidiary. The lease agreement has a term of 10 years with minimum monthly payments of $7 thousand escalating over the term of the lease ($81 thousand per annum on a straight-line basis).

●	On October 18, 2018, we entered into a lease for an operating facility in Paris, TX, through a wholly owned subsidiary. The lease agreement has a term of two years with minimum monthly payments of $3 thousand ($36 thousand per annum).

●	On October 27, 2018, we entered into a lease for an operating facility in Longview, TX, through a wholly owned subsidiary. The lease agreement has a term of two years with minimum monthly payments of $2 thousand ($24 thousand per annum).

●	On January 17, 2019, we entered into a lease for an operating facility in Tyler, TX, through a wholly owned subsidiary. The lease agreement has a term of one year with minimum monthly payments of $7 thousand ($78 thousand per annum).

●	On February 16, 2019, we entered into a lease for an operating facility in Tyler, TX, through a wholly owned subsidiary. The lease agreement has a term of one year with minimum monthly payments of $3 thousand ($30 thousand per annum).

●	On February 21, 2019, we entered into a lease for a new corporate office in Peoria, AZ, through a wholly owned subsidiary. The lease agreement has a term of ten years with initial monthly payments of $30 thousand ($345 thousand per annum), escalating 3% annually. The lease includes an early termination option at 5 years.

●	On February 22, 2019, we entered into a lease for an operating facility in Compton, CA, through a wholly owned subsidiary. The lease agreement has a term of seven years with minimum monthly payments of $29 thousand ($353 thousand per annum).

●	On February 22, 2019, we entered into a lease for an operating facility in Pomona, CA, through a wholly owned subsidiary. The lease agreement has a term of seven years with minimum monthly payments of $11 thousand ($134 thousand per annum).

●	On February 22, 2019, we entered into a lease for an operating facility in Oxnard, CA, through a wholly owned subsidiary. The lease agreement has a term of one year with minimum monthly payments of $3 thousand ($41 thousand per annum).

●	On April 1, 2019, we entered into a lease for an operating facility in Lynwood, CA, through a wholly owned subsidiary. The lease agreement has a term of four years with initial monthly payments of $2 thousand ($36 thousand per annum) with annual escalation.

The Company adopted ASC Topic 842 effective January 1, 2019 using the modified retrospective approach. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 months or less. On January 1, 2019, upon adoption of ASC Topic 842, the Company recorded right-of-use asset of approximately $1.1 million and lease liability of approximately $1.1 million. The Company determined the lease liability using the Company’s estimated incremental borrowing rate of 8.0% to estimate the present value of the remaining monthly lease payments.

Supplemental lease expense related to leases was as follows:

For the Year Ended December 31, 2019
Operating lease expense	$750

Finance lease expense:
Amortization of right-of-use assets	$126
Interest on lease liabilities	15
Total finance lease expense	$141

Total lease expense	$891

For the Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$750

Other information related to leases where the Company is the lessee is as follows:

For the Year Ended December 31, 2019
Weighted average remaining lease term:
Operating leases	6.5 years
Finance leases	3.5 years

Weighted average discount rate:
Operating leases	8.0%
Finance leases	3.9%

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
2020	$839	$87
2021	667	75
2022	612	63
2023	604	36
2024	575	-
Thereafter	1,191	15
Total lease payments	4,488	276
Less: Present value adjustment	(774)	(36)
Total liability	$3,714	$240

NOTE 10 – NOTES PAYABLE

Promissory Note – Mortgage

On September 30, 2014, the Company entered into a promissory note for a principal sum of approximately $0.5 million at an interest rate of 6.5% per annum as part of the mortgage on its corporate headquarters in Clearwater, FL. Payments of interest only are due and payable monthly commencing November 1, 2014 until October 1, 2024, at which time the entire principal balance shall be due and payable. As of December 31, 2019, and 2018, the principal balance payable was approximately $0.5 million and approximately $0.5 million, respectively.

Trico Notes Payable Assumed

On April 3, 2018, in conjunction with the acquisition, the Company assumed approximately $0.3 million in promissory notes payable by Trico Welding Supplies, Inc. (“Trico”), when the Company completed the acquisition of Trico. Trico is obligated under seven promissory notes with interest rates ranging between 4.75-6.75%. As of December 31, 2019, the total principal balance payable by Trico was approximately $0.1 million.

At December 31, 2019, annual minimum future payments under the notes payable are as follows:

For the year ending December 31,	Amount
2020	$50
2021	32
Total minimum future payments	$82

Other Promissory Notes

On February 22, 2019 Taronis Technologies (“Technologies”) entered into a Cylinder Purchase Agreement with Guillermo Gallardo (“Gallardo”) to purchase 10,000 gas cylinders. Technologies made an initial purchase of 1,000 cylinders on October 18, 2018 for $0.3 million. Technologies purchased an additional 2,334 cylinders upon execution of this agreement for approximately $0.7 million. Technologies agreed to purchase the remaining 6,666 cylinders for approximately $2.0 million over a period of two years (“Debt”).

In early October 2019, the remaining debt owed to Gallardo by Technologies was purchased by Silverback Capital Corporation (“SBC”). Thereafter, SBC filed legal action against Technologies in an effort to recover the Debt. Thereafter, on October 14, 2019, Technologies entered into a Settlement Agreement and Stipulation (“Settlement”) with SBC for the settlement of the Debt owed to SBC in exchange for the issuance of approximately 4.3 million shares, to be issued pursuant to Section 3(a)(10) of the Securities Act, as amended. On November 7, 2019, the United States District Court for the District of Maryland, approved the Settlement at a fairness hearing. The Settlement resulted in Technologies free and clear ownership of approximately 5,826 gas cylinder assets used in the operation of its business and the extinguishment of approximately $1.8 million Debt owed to SBC.

Thereafter, on December 5, 2019 (“Distribution Date”), Technologies effected a spin-off of its welding supply business, its wholly owned subsidiary, Taronis Fuels, Inc. (“the Company). The result of the spin-off was that the Company became an independent, publicly traded company. In connection with the spin-off, Technologies transferred all of its operational assets related to its welding supply business to the Company in exchange for the Company assuming all of the liabilities of the welding supply business on the Distribution Date. This impacted the Company’s financial statements because liability memorialized in the Cylinder Purchase Agreement in the amount of approximately $1.8 million was attributable to the Company as a result of the spin-off. The Company converted the balance of the assumed $1.8 million into capital contributions from former parent.

NOTE 11 –FUTURE REVENUE PAYABLES

On June 6, 2019, the Company entered into a non-recourse agreement for the purchase and sale of future receipts with C6 Capital Funding, LLC. The Company received net cash proceeds of $591,000 for the future receipts of revenues in the amount of $828,000. The Company recorded a liability of $828,000 and a debt discount for $228,000, which represents the original issue discount and the fees paid in association with the financing. The debt discount will be amortized to interest expense over the life of the agreement. On October 4, 2019, the Company entered into an addendum to the non-recourse agreement dated June 6, 2019. In the addendum, the Company received net cash proceeds of $255,800 for future receipts of revenues in the amount of $532,320. The Company recorded a liability of $532,320 and a debt discount for $285,500 which represents the original issue discount and the fees paid in association with the financing. The debt discount will be amortized to interest expense over the life of the agreement. Under the terms of the agreement the Company is required to make minimum weekly payments in the aggregate of $28,750. The Company made a total of twenty-seven payments during the year ended December 31, 2019 for approximately $711,000. As of December 31, 2019 the payable amount for this financing arrangement was $649,750 ($404,480 net of debt discount).

On October 25, 2019, the Company entered into a non-recourse agreement for the purchase and sale of future receipts with Green Capital Funding, LLC. The Company received net cash proceeds of $727,500 for the future receipts of revenues in the amount of $1,117,500. The Company recorded a liability of $1,117,500 and a debt discount for $435,000 which represents the original issue discount and the fees paid in association with the financing. The debt discount will be amortized to interest expense over the life of the agreement. On December 11, 2019, the Company entered into a non-recourse agreement for the purchase and sale of future receipts with Green Capital Funding, LLC. The Company received net cash proceeds of $1,455,000 for the future receipts of revenues in the amount of $2,188,500. The Company recorded a liability of $2,188,500 and a debt discount for $823,500 which represents the original issue discount and the fees paid in association with the financing. The debt discount will be amortized to interest expense over the life of the agreement. Under the terms of the agreement the Company is required to make minimum weekly payments in the aggregate of $69,000. The Company made a total of nine payments during the year ended December 31, 2019 for approximately $457,000 in addition the Company also made a lump sum repayment of $889,535. As of December 31, 2019 the payable amount for this financing arrangement was $1,959,310 ($977,187 net of debt discount).

NOTE 12 - STOCKHOLDERS’ EQUITY

Share Issuance

On December 10, 2019, the Company issued 450,000 shares of restricted common stock to a member of the Board of Directors as compensation for serving on the Board at a fair value price of $0.14 per share for a total fair value of $63,000. The shares were fully earned upon issuance and did not include any vesting conditions.

The Spin-Off

On December 5, 2019 (the “Distribution Date”), the Company became an independent company through the pro rata distribution by Taronis Technologies, Inc. of 100% of the outstanding common stock of the Company to Taronis Technologies’ equity holders (the “Distribution”). Each Taronis Technologies’ equity holder of record as of the close of business on November 29, 2019 (“Record Date”) received five (5) shares of the Company’s common stock for every one (1) share of Taronis Technologies’ common stock held on the Record Date (or acquired thereafter in the open market) and retained by such shareholder through to the Distribution Date. Approximately 138 million shares of the Company’s common stock were distributed on the Distribution Date to Taronis Technologies’ equity holders. Immediately prior to the Distribution Date, Taronis Technologies transferred substantially all of the assets and liabilities and operations of Taronis Technologies’ welding supply and gas distribution business to the Company, which was completed prior to the Distribution Date. The Company’s consolidated financial statements prior to the Distribution Date were prepared on a stand-alone basis and were derived from Taronis Technologies’ consolidated financial statements and accounting records. The consolidated financial statements included herein reflect the Company’s financial position, results of operations, and cash flows as the Company’s business was operated as part of Taronis Technologies’ prior to the Distribution Date. Following the Distribution Date, the consolidated financial statements only include the accounts of the Company and its subsidiaries. All periods presented have been accounted for in conformity with GAAP.

NOTE 13 - RELATED PARTY TRANSACTIONS

Asset Purchase Agreement – Related Parties

On April 4, 2018, the Company entered into a $0.5 million asset purchase agreement with LBJ, a California general partnership owned by Joseph Knieriem and Robert Baker. At the time of the asset purchase agreement, Mr. Knieriem and Mr. Baker were full-time employees of the Company and are currently employed to this date with the Company. The transaction closed April 4, 2018.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Litigation

Certain conditions may exist as of the date the consolidated financial statements are issued which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Settlement

On January 15, 2020, the Company entered into a Settlement Agreement with YA II PN, LTD. (“YA II”) for the settlement of litigation, pursuant to which the Company issued YA II a total of 2,375,000 shares of common stock pursuant to an exemption from registration afforded by Section 3(a)(10) of the Securities Act of 1933, as amended (the “Settlement Agreement”). In connection with the Settlement Agreement the parties agreed to release each other from any and all claims they may have had against the other. The aggregate value of the common stock issued to YA II was approximately $0.3 million, which amount was accrued at December 31, 2019.

License Agreement

On April 17, 2020, we entered into an Amended and Restated License Agreement (“License Agreement”) with Taronis Technologies, Inc. (“Taronis Technologies”). The License Agreement amends and restates in its entirety, with retroactive effect, that certain Distribution and License Agreement entered into with Taronis Technologies on July 16, 2019. The License Agreement expands Taronis Technologies’ intellectual property protections throughout the world, including locations where the Company intends to operate, but for which Taronis Technologies may not have intellectual property protection. The fundamental terms of the License Agreement remain and include: (a) the Company’s exclusive worldwide rights to manufacture and distribute the proprietary metal cutting fuel MagneGas® as well as any other gases created using the equipment and methods claimed by Taronis Technologies’ patents, (b) certain other rights related to the Company’s use of Taronis Technologies’ trademarks, patents, software and other intellectual property and (c) the Company’s ability to commercially manufacture and sell the Venturi® Flow Submerged Plasma Arc Gasification Units for the creation of gases. The Company will pay to Taronis Technologies, on a monthly basis, a seven percent (7%) royalty on any net cash proceeds received by the Company in relation to the use of any intellectual property comprising the Licensing Agreement. The License Agreement does not convey use of Taronis Technologies’ intellectual property portfolio for any use related to water sterilization/decontamination technology applications. As of December 31, 2019 the Company did not incur a license expense.

NOTE 15 - INCOME TAX

The reconciliation between the U.S. statutory federal income tax rate and the Company’s effective rate for the years ended December 31, 2019 and 2018 is as follows:

	2019		2018
Pre-Tax Book Income	(5,746)		(4,497)

Provision/(benefit)at statutory rate	(1,207)	21.00%	(944)	21.00%
State tax provision(benefit)net of federal benefit	(281)	4.89%	(227)	5.04%
Permanent book/tax differences	43	(0.74)%	4	(0.10)%
Other – RTP true up	101	(1.76)%	(7)	0.16%
Change in valuation allowance	1,344	(23.39)%	1,174	(26.10)%
Income tax provision/(benefit)	-		-

As of December 31, 2019, and 2018, the Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

	2019	2018
Deferred tax assets:
Net Operating Loss carryover	$-	$-
Business interest limitation	-	49
Charitable contribution carry forward	-	1
Accrued expenses	4	-
Vacation accrual	15	-
Bad debt allowance	216	80
Federal net operating loss	3,116	1,861
Total deferred tax assets	3,351	1,991

Deferred tax liabilities:
Prepaid expenses	(16)	-
Total deferred tax liabilities	(16)	-

Net deferred tax asset/(liability)-prior to VA	3,335	1,991
Valuation allowance	(3,335)	(1,991)
Net deferred tax asset/liability	$-	$-

The tax loss carry-forwards of the Company may be subject to limitation by Section 382 of the Internal Revenue Code with respect to the amount utilizable each year. This limitation reduces the Company’s ability to utilize net operating loss carry-forwards. The Company has performed an analysis of its Section 382 ownership changes and has determined that the utilization of all of its federal net operating loss carry forward is limited by Section 382. All of net operating loss carry forwards as of December 31, 2019, are subject to the limitations under Section 382 of the Internal Revenue Code. Federal net operating loss carry forwards will expire, if unused, between 2031 and 2029. In 2018 and 2019, losses are indefinite lived and are limited to 80% of taxable income in any given year.

The Company files income tax returns in the U.S. federal and various state jurisdictions. As of December 31, 2019, and 2018, the Company has federal and state net operating loss carry-forwards each of $11,953,900 and $7,140,523, respectively.

As of December 31, 2019, the tax returns for the years from 2019 through 2018 remain open to examination by the Internal Revenue Service and various state authorities. ASC 740, “Income Taxes” requires that a valuation allowance is established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be recognized. A review of all available positive and negative evidence needs to be considered, including the Section 382 limitation, the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to the future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2019, and 2018. For the year ended December 31, 2019, the Company generated a current tax benefit resulting in an addition to the net operating loss of approximately $1.3 million that resulted in an offsetting change in valuation allowance.

As of December 31, 2019, and 2018, the Company has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s policy is to classify assessments, if any, for tax-related interest as income tax expenses. No interest or penalties were recorded during the years ended December 31, 2019, and 2018. The Company does not expect its unrecognized tax benefit position to change during the next twelve months.

NOTE 16 – SUBSEQUENT EVENTS

COVID-19 Filing Delay

On March 30, 2020, the Company disclosed that it was unable to meet the filing deadline for this Annual Report on due to circumstances related to COVID-19. The Company has relied upon Securities and Exchange Commission Order (Release No. 34-88465) dated March 25, 2020 (“Order”), to extend the original filing date of this Annual Report on Form 10-K to May 14, 2020 (45 days after the original due date). The Company needed to rely upon the Order to overcome the burden of limited access to its facilities, support staff and Company resources as a result of the COVID-19 pandemic, all of which resulted in unforeseen delays in the preparation and filing of this Annual Report. The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. In particular, the continued spread of COVID-19 globally could adversely impact our operations and could have an adverse impact on our business and our financial results.

Recent Sales of Unregistered Securities

On January 1, 2020, we issued a member of our Board of Directors 1,472,535 shares of restricted common stock as board compensation. The shares were valued at a fair value price of $0.14 per share and were issued pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, and were not issued from of the Company’s equity compensation plan.

On January 10, 2020, we issued an aggregate of 200,000 shares of restricted common stock to three individuals in connection with a pending transaction. The shares were valued at a fair value price of $0.14 per share and were issued pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended.

On January 15, 2020, we entered into a Settlement Agreement with YA II PN, Ltd. and in connection with the settlement of litigation we issued YA II PN, Ltd. a total of 2,375,000 shares of unrestricted common stock, valued at a fair value price of $0.14 per share, pursuant to an exemption from registration afforded by Section 3(a)(10) of the Securities Act of 1933, as amended.

On February 3, 2020, we issued an aggregate of 345,000 shares of restricted common stock to nine of our employees for services rendered. The shares were valued at a fair value price of $0.14 per share and were issued pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, and were not issued from of the Company’s equity compensation plan.

On March 24, 2020, we issued and an aggregate of 5,000,000 shares of restricted common stock to three consultants for services to be rendered pursuant to their consulting agreements. The shares were valued at market price of approximately $0.10 per share and were issued pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, and were not issued from of the Company’s equity compensation plan.

On March 30, 2020, we initiated a private placement of restricted common stock to our officers and directors. In connection with the offering five of our officers and directors purchased an aggregate of 4,402,176 shares of restricted common stock at market price of $0.09 per share. The shares were issued pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, and were purchased directly from the Company for good and valuable consideration.

On May 6, 2020, we issued 138,000 shares to a consultant for services rendered. The shares were valued at a price of $0.1210 per share and were issued pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended. The shares were not issued from the Company’s equity compensation plan.

New Subsidiary

On March 12, 2020, we formed a new wholly owned subsidiary in Delaware called Taronis – TGS, LLC.

Amended & Restated License Agreement

On April 17, 2020, we entered into an Amended and Restated License Agreement (“License Agreement”) with Taronis Technologies, Inc. (“Taronis Technologies”). The License Agreement amends and restates in its entirety, with retroactive effect, that certain Distribution and License Agreement entered into with Taronis Technologies on July 16, 2019. The License Agreement expands Taronis Technologies’ intellectual property protections throughout the world, including locations where the Company intends to operate, but for which Taronis Technologies may not have intellectual property protection. The fundamental terms of the License Agreement remain and include: (a) the Company’s exclusive worldwide rights to manufacture and distribute the proprietary metal cutting fuel MagneGas® as well as any other gases created using the equipment and methods claimed by Taronis Technologies’ patents, (b) certain other rights related to the Company’s use of Taronis Technologies’ trademarks, patents, software and other intellectual property and (c) the Company’s ability to commercially manufacture and sell the Venturi® Flow Submerged Plasma Arc Gasification Units for the creation of gases. The Company will pay to Taronis Technologies, on a monthly basis, a seven percent (7%) royalty on any net cash proceeds received by the Company in relation to the use of any intellectual property comprising the Licensing Agreement. The License Agreement does not convey use of Taronis Technologies’ intellectual property portfolio for any use related to water sterilization/decontamination technology applications.

Paycheck Protection Program Promissory Note and Agreement

On May 8, 2020, we entered into a Paycheck Protection Program Promissory Note and Agreement with Wells Fargo Bank, N.A. (“Lender”) in the principal amount of $1,993,712 (“Principal Amount”) with a fixed interest rate of 1.00% (“Interest”) and a term of 2 years (“Term”) (the “Loan”). The Loan was provided to the Company pursuant to the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The Loan is forgivable if the Company provides to the Lender, in Lender’s sole discretion, sufficient documentation that (i) the Company used all of the Loan proceeds for the forgivable purposes set forth in Paragraph 7 of the Loan and (ii) employee and compensation levels are maintained. The Loan contains such other terms as are common in commercial promissory note and loan agreements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Taronis Fuels, Inc.

By:	/s/ Scott Mahoney
Scott Mahoney
Chief Executive Officer
(Principal Executive Officer)

Dated: May 21, 2020

By:	/s/ Tyler B. Wilson
Tyler B. Wilson, Esq.
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: May 21, 2020

