Form 10-Q
period 2020-03-31
Taronis Fuels, Inc.
filed 2020-07-06
CIK 1778805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 205

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2020.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934;

For the transition period from ______________ to _______________.

Commission File Number: 000-56101

TARONIS FUELS, INC.

(Exact name of registrant as specified in its charter)

Delaware	32-0547454
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24980 N. 83rd Avenue, Ste. 100, Peoria, Arizona	85383
(Address of principal executive offices)	(Zip Code)

(866) 370-3835

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of July 6, 2020 there were 163,436,404 shares of the issuer’s $0.000001 par value common stock issued and outstanding.

TARONIS FUELS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q REPORT

March 31, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Taronis Fuels, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, except per share amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)	(Revised)
Assets

Current Assets

Cash	$973	$141
Marketable securities	280	-
Accounts receivable, net of allowance for doubtful accounts of $760 and $832, respectively	2,996	2,939
Inventory	4,354	3,639
Prepaid commissions	1,180	1,180
Prepaid other	435	75
Total Current Assets	10,218	7,974

Property and equipment, net of accumulated depreciation of $4,035 and $3,692, respectively	17,402	16,832
Operating leases right-of-use assets, net of accumulated amortization of $943 and $660, respectively	6,610	3,714
Financing leases right-of-use assets, net of accumulated depreciation of $144 and $126, respectively	233	226
Investments in and advances to affiliates	752	752
Restricted deposit	868	868
Security deposits	75	35
Goodwill	11,623	11,623

Total Assets	$47,781	$42,024

Liabilities and Stockholders’ Equity

Current Liabilities

Accounts payable	$2,851	$2,895
Accrued expenses	964	978
Unearned revenue	576	647
Operating leases liability, current	855	744
Financing leases liability, current	75	72
Notes payable, current	53	-

Total Current Liabilities	5,374	5,336

Long Term Liabilities
Operating leases liability, net of current	5,771	2,970
Financing leases liability, net of current	168	168
Notes payable, net of current	535	598
Total Liabilities	11,848	9,072

Commitments and Contingencies

Stockholders’ Equity
Common stock: $0.000001 par; 950,000,000 shares authorized; 152,131,737 shares issued and outstanding at March 31, 2020 and 138,237,026 shares issued and outstanding at December 31, 2019.	2	1
Additional paid-in-capital	44,703	38,217
Accumulated deficit	(8,772)	(5,266)

Total Stockholders’ Equity	35,933	32,952

Total Liabilities and Stockholders’ Equity	$47,781	$42,024

See accompanying notes to the condensed consolidated financial statements (unaudited)

Taronis Fuels, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In Thousands, except per share amounts)

(Unaudited)

	For the three months ended March 31,
	2020	2019

Revenue:
Sales Revenue	$4,904	$4,914

Cost of Revenues	2,465	2,618
Gross Profit	2,439	2,296

Operating Expenses:
Selling, general and administration	5,936	3,620

Total Operating Expenses	5,936	3,620

Operating Loss	(3,497)	(1,324)

Other Income (Expenses):
Interest income (expense)	(9)	10
Other income (expense)	-	(8)
Total Other Income (Expense)	(9)	2

Net Loss	(3,506)	(1,322)

Net loss per share: Basic and Diluted	$(0.02)	$(0.01)

Weighted average common shares: Basic and Diluted	141,677,694	138,237,026

See accompanying notes to the condensed consolidated financial statement (unaudited)

Taronis Fuels, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2020 and 2019

(In Thousands, except per share amounts)

	Common Stock		Additional Paid-in-	Accumulated	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balance at January 1, 2020	138,237,026	$1	$38,217	$(5,266)	$32,952
Common shares issued for cash	1,358,697	-	125	-	125
Common shares issued for marketable securities	3,043,479	-	280	-	280
Common shares issued for services	7,117,535	1	727	-	728
Common shares issued for settlement	2,375,000	-	332	-	332
Capital contributions from former Parent	-	-	5,022	-	5,022
Net loss for the three months ended March 31, 2020	-	-	-	(3,506)	(3,506)
Balance at March 31, 2020	152,131,737	$2	$44,703	$(8,772)	$35,933

	Common Stock		Net Parent	Additional Paid-in-	Accumulated	Stockholders’
	Shares	Amount	Investment	Capital	(Deficit)	Equity
Balance at January 1, 2019	-	$-	$20,509	$-	$-	$20,509
Net contributions from Parent	-	-	8,087	-	-	8,087
Net loss for the three months ended March 31, 2019	-	-	(1,322)	-	-	(1,322)
Balance at March 31, 2019	-	$-	$27,274	$-	$-	$27,274

See accompanying notes to the condensed consolidated financial statements (unaudited)

Taronis Fuels, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	For the three months ended March 31,
	2020	2019
Cash Flows from Operations
Net Loss	$(3,506)	$(1,322)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	343	240
Amortization of assets under finance leases	18	-
Amortization of right-of-use assets – operating leases	283	213
Common stock issued for services	728	-
Unearned revenue	(71)	-
Provision for doubtful accounts	120	220
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(177)	(423)
Inventory	(715)	109
Prepaid accounts	(361)	21
Operating leases liabilities, net	(267)	(248)
Accounts payable	(44)	639
Accrued expenses	317	56
Net cash used in operating activities	(3,332)	(495)

Cash Flows from Investing Activities
Deposit on acquisition	-	(500)
Cash paid for acquisitions, net of cash acquired	-	(5,931)
Purchase of property and equipment	(913)	(3,505)
Security deposit	(40)	1,124
Net cash used in investing activities	(953)	(8,812)

Cash Flows from Financing Activities
Common stock issued for cash	125	-
Principal payments of capital lease obligations	(20)	(22)
Repayments of notes payable	(11)	-
Net transfers from former parent	-	8,087
Capital contribution from former Parent	5,022	-
Net cash provided by financing activities	5,116	8,065

Net increase (decrease) in cash	831	(1,242)

Cash and restricted cash, beginning of period	1,010	2,405

Cash and restricted cash, end of period	$1,841	$1,163

Supplemental disclosure of cash flow information cash paid during the period for:
Interest	$12	$-

Supplemental disclosures of non-cash investing and financing activities:
Assets acquired in Tyler Welders Supply acquisition	$-	$1,620
Liabilities assumed in Tyler Welders Supply acquisition	$-	$(653)
Assets acquired in Cylinder Solutions, Inc. acquisition	$-	$376
Liabilities assumed in Cylinder Solutions, Inc. acquisition	$-	$(41)
Assets acquired in Complete Cutting & Welding Supplies, Inc. acquisition	$-	$1,083
Liabilities assumed in Complete Cutting & Welding Supplies, Inc. acquisition	$-	$(316)
Acquisition of capital leases	$25	$-
Right of use assets obtained in exchange for lease liability	$3,179	$1,118
Common stock issued for settlement	$333	-
Common stock issued for marketable securities	$280	$-

See accompanying notes to the condensed consolidated financial statements (unaudited)

Taronis Fuels, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

March 31, 2020

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Taronis Fuels, Inc. is a renewable fuel and power generation company. Our primary business objective is the production of sustainable, socially responsible alternatives to existing fossil fuel and industrial gas products. Our first commercially viable product is a metal cutting fuel called “MagneGas”. MagneGas is a proprietary synthetic gas comprised primarily of hydrogen that is produced by the Company from its patented Venturi® Flow Submerged Plasma Arc Gasification Units (“Gasification Units”). The Gasification Units are patent protected, and the technology has been licensed to the Company through an exclusive worldwide license.

The Company is also a holding company of various gas and welding supply companies doing business as “MagneGas Welding Supply”, including MagneGas Welding Supply -Southeast, LLC, MagneGas Welding Supply -South, LLC, MagneGas Welding Supply –West, LLC, MagneGas Limited (United Kingdom), MagneGas Ireland Limited (Republic of Ireland). The Company manufactures, sells and distributes its Gasification Units, MagneGas as a metal cutting fuel, and a full line of industrial gases, welding equipment and services to the retail and wholesale metalworking and manufacturing industries. “MagneGas” is produced by our wholly owned subsidiary, MagneGas Production, LLC. The Company also specializes in and supplies the wholesale H.V.A.C. and plumbing supply distributor markets with various gases through its wholly owned subsidiaries Taronis-TGS, LLC and Tech-Gas Solutions, LLC.

We were initially organized as a Delaware limited liability company on February 1, 2017, under the name MagneGas Welding Supply, LLC, to be a holding company for our various subsidiary level welding supply companies. On April 9, 2019, we converted MagneGas Welding Supply, LLC into Taronis Fuels, Inc., a Delaware corporation. On July 15, 2019, BBHC, f/ka as Taronis Technologies, Inc., the Company’s former parent, announced that its Board of Directors approved a plan to pursue a separation of its gas and welding supply retail business through a spin-off transaction. On December 5, 2019, we became an independent, publicly traded company and the spin-off was not tax-free to either BBHC, f/ka as Taronis Technologies, Inc., our former parent, or our shareholders.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared on a stand-alone basis for the three months ended March 31, 2020 and were derived from the consolidated financial statements and accounting records of BBHC, f/ka as Taronis Technologies, Inc., the former parent, for the three months ended March 31, 2019. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information and include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended March 31, 2020 and 2019. As this is an interim period financial statement, certain adjustments are not necessary as with a financial period of a full year. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2019, which contains the audited financial statements and notes thereto, for the years ended December 31, 2019 and 2018 included within the Company’s Form 10-K filed with the SEC on May 22, 2020. The interim results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ended December 31, 2020 or for any future interim periods.

Carve-Out Assumptions and Allocations

The condensed consolidated financial statements for the three months ended March 31, 2019, include Taronis Fuels, Inc.’s corporate expenses and administrative expenses allocated from BBHC, f/ka as Taronis Technologies, Inc., the former parent company. These costs have been allocated on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of expenses, headcount or other systematic measures that reflect utilization of services provided to or benefits received by us. Management considers the expense allocation methodology and results to be reasonable.

Impact of COVID-19

During the first quarter of 2020, the outbreak of COVID-19 evolved into a global pandemic, which caused a significant downturn in the global economy. The Company continues to operate its business through the COVID-19 pandemic and has taken additional precautions to ensure the safety of its employees, customers, vendors, and the communities in which it operates. As part of the Company’s efforts to safeguard its employees and promote business continuity, management has implemented a work from home policy for all its employees where possible.

There are various uncertainties that have arisen from the COVID-19 pandemic. While management is continuing to monitor the impact of the pandemic on the Company, including its employees, customers, stockholders, and other business partners and stakeholders, it is difficult to predict the impact that the pandemic will have on future results of its operations, financial position, and liquidity, if any. This has caused some uncertainties around various accounting estimates. Due to these uncertainties, our accounting estimates may change, as management’s assessment of the impacts of the COVID-19 pandemic continues to evolve.

NOTE 2 - GOING CONCERN AND MANAGEMENTS’ PLAN

As of March 31, 2020, the Company had cash of approximately $1 million and has reported a net loss of approximately $3.5 million and used cash in operations of approximately $3.3 million for the quarter ended March 31, 2020. In addition, as of March 31, 2020, the Company had working capital of approximately $4.8 million. The Company utilizes cash in its operations of approximately $1.1 million per month. The use of cash indicates that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of these financial statements.

The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. Historically, the Company has financed its operations through equity and debt financing transactions, but we reasonably believe we have a clear path to future profitability, despite the likelihood we will incur operating losses in the foreseeable future. The Company’s plans and expectations for the next 12 months include raising additional capital to help fund expansion of its commercial operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months from the date of this Report, the Company may need to curtail certain aspects of its operations or expansion activities, consider the sale of its assets, or consider other means of financing. The Company can give no assurance that it will be successful in implementing its business plan and obtaining financing on terms advantageous to the Company or that any such additional financing would be available to the Company. These consolidated financial statements do not include any adjustments from this uncertainty. The Company’s management has determined the foregoing factors regarding its liquidity raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revised Financial Statements

During the preparation of this Quarterly Report on Form 10-Q, the Company determined that it unintentionally attributed and recorded in its annual report on Form 10-K land and building fixed assets, a promissory note and two future revenue payable agreements that were assets and obligations of the Company’s former Parent, BBHC, f/ka as Taronis Technologies, Inc. The effect of this error resulted in an overstatement of property and equipment, notes payable, and depreciation and interest expense and an understatement of stockholders’ equity for the year ended December 31, 2019. The Company assessed the materiality of this misstatement in accordance with Staff Accounting Bulletin No. 108 – “Quantifying Misstatements” and concluded this error was not qualitatively material as there was no material impact on net loss, or any other balance sheet item and cash flows, among other considerations.  As such, the correction of the error is revised in the March 31, 2020 condensed consolidated balance sheet and condensed consolidated statements of operations.  Disclosure of the revised amounts will also be reflected in future filings containing the applicable periods.

The effect of this revision on the line items within the condensed consolidated balance sheet and condensed consolidated statements of operations for the year ended December 31, 2019 was as follows:

	Year ended December 31, 2019 (In Thousands)
	Previously reported	Adjustments	As revised
Property and equipment	$383	$(383)	$-
Total assets	$383	$(383)	$-
Notes payable, current	$150	$(150)	$-
Payable on the sale of future revenue, net	$1,382	$(1,382)	$-
Total liabilities	$1,532	$(1,532)	$-
Stockholders’ equity	$(1,149)	$1,149	$-
Depreciation expense	$4	$(4)	$-
Interest expense	$477	$(477)	$-
Net loss	$(481)	$481	$-
Net loss per share: Basic and diluted	$(0.04)	$-	$(0.04)

The Company has determined that this error is a material weakness in internal control over financial reporting. See Part I, Item 4 – “Controls and Procedures” elsewhere in this Quarterly Report on Form 10-Q for further discussion.

Cash and Restricted Cash

Cash consists of cash, checking accounts, money market accounts and temporary investments with original maturities of three months or less when purchased.

Restricted cash consists of cash deposited with a foreign financial institution for approximately $0.9 million and approximately $0.9 million as of March 31, 2020 and December 31, 2019, respectively.

The following table provides a reconciliation of cash and restricted cash reported in the consolidated balance sheets that sum to the total of the same amounts show in the statement of cash flows. The restricted deposit was a deposit required for an international grant.

	March 31, 2020	December 31, 2019
Cash	$973	$141
Restricted deposits	868	868
Total cash and restricted cash in the balance sheet	$1,841	$1,009

Revenue Recognition

We principally generate revenue through three processes: (1) the sale of MagneGas fuel for metal cutting and through the sales of other industrial and specialty gases and related products through our wholly owned subsidiaries, (2) through the sales of our Gasification Units, and (3) by providing consulting services.

The Company had unearned revenue of approximately $0.6 million as of March 31, 2020 and approximately $0.6 million as of December 31, 2019. The Company expects to satisfy its remaining performance obligations for these services and recognize the unearned revenue and related contract costs over the next twelve months. The Company also recognized prepaid commissions of approximately $1.2 million as of March 31, 2020 and $1.2 million as of December 31, 2019 related to contracts for future services.

The following table represents sales revenue disaggregated by product category for the three months ended March 31,

	2020	2019
Gas sold	$2,378	$2,913
Equipment rentals	588	543
Equipment sales	1,653	954
Other	285	504
Total Revenues from Customers	$4,904	$4,914

Other revenue consists of equipment repairs, hazmat services, freight & shipping, and consulting income.

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

The Company incurred stock-based compensation charges of approximately $0.3 million and $0 for the three months ended March 31, 2020 and 2019, respectively and has included such amounts in selling, general and administrative expenses in the consolidated statement of operations.

Accounting Standards Not Yet Adopted

In December 2019, the FASB issued Accounting Standards Update (“ASU) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes . The new guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles, as well as improving consistent application in Topic 740 by clarifying and amending existing guidance. The update is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020, with early adoption permitted for which financial statements have not yet been made available for issuance. The Company is evaluating the potential impact of adopting this standard will have on its consolidated financial statements and related disclosures.

In January 2020, the FASB issued ASU 2020-01 – Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The new guidance addresses accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is evaluating the potential impact of adopting this standard will have on its consolidated financial statements and related disclosures.

The Company reviewed all other recently issued, but not yet effective, accounting pronouncements and do not expect the future adoption of any such pronouncements will have a material impact on our interim consolidated financial statements.

Recent Accounting Standards

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The amendments in ASU 2018-13 will be effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date. The adoption of this accounting standard did not have a material impact to the consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This amendment eliminates Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The amendments in ASU 2017-04 will be effective for fiscal years beginning after December 15, 2019. The adoption of this accounting standard did not have a material impact to the consolidated financial statements and related disclosures.

In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief. ASU 2019-05 is an update to ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in ASU 2019-05 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted in any interim period after the issuance of this Update as long as an entity has adopted the amendments in Update 2016-13. The adoption of this accounting standard did not have a material impact to the consolidated financial statements and related disclosures.

In November 2019, the FASB issued ASU 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements – Share-Based Consideration Payable to a Customer. ASU 2019-08 requires entities to measure and classify share-based payments to a customer by applying the guidance in Topic 718. The amount recorded as a reduction in revenue is to be measured on the basis of the grant-date fair value of the share-based payment in accordance with Topic 718. The classification and subsequent measurement of the award is subject to Topic 718 unless share-based payment award is subsequently modified and the grantee is no longer a customer. The amendments in Update 2018-07 are effective for fiscal years beginning after December 15, 2019, and interim periods within. The adoption of this accounting standard did not have a material impact to the consolidated financial statements and related disclosures.

NOTE 4 – ACQUISITIONS

No acquisition transactions were entered into during the three months ended March 31, 2020.

The following unaudited proforma financial information presents the consolidated results of operations of the Company with, Tyler Welders Supply, Cylinder Solutions and Complete Cutting and Welding Supplies for the three months ended March 31, 2019, as if the above discussed acquisitions had occurred on January 1, 2019 instead of January 16, 2019, February 15, 2019, and February 22, 2019, respectively. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods (dollar amounts in thousands).

For the Three Months Ended March 31,
2019
Revenues	2,902
Gross Profit	1,325
Operating Loss	(2,436)
Net Loss	(2,406)

NOTE 5 – INVENTORY

Inventory, consisting of production material consumables, hard goods, spare components and work in process, was approximately $4.4 million and approximately $3.6 million at March 31, 2020 and December 31, 2019, respectively.

	March 31, 2020	December 31, 2019
Raw Materials	$61	$48
Finished Goods	3,522	2,969
Work in process	771	622
Total Inventory	$4,354	$3,639

NOTE 6 – INVESTMENT IN JOINT VENTURES

As of March 31, 2020 the Company’s investments in joint ventures consisted of the following:

December 31, 2019	$752
Advances	-
March 31, 2020	$752

On March 19, 2019, the Company entered into a Transfer and Assignment Agreement with Taronis Fuels Gas Technology Energy (the “Taronis Turkey Joint Venture” or “TTJV”) whereby the Company agreed to transfer and assign that certain Gasifier Purchase Agreement entered into on July 17, 2019 with TA Group Media Industry Trade Joint Stock Company (“TA”) to TTJV. The purpose of the venture is to operate Units and sell the gas produced for use in welding and metal cutting for construction and manufacturing. The Company has a 49% equity ownership interest in TTJV as of December 31, 2019. As the Company does not control TTJV and is not involved in the decision-making, the Company does not consolidate TTJV under ASC 810 – Consolidation. As of March 31, 2020, the Company paid approximately $0.8 million in advances toward the investment. The venture’s operations to date have consisted primarily of licensing and permitting activity and its assets approximate the advances as recorded on the consolidated balance sheet at March 31, 2020.

NOTE 7 – LEASES

The Company leases facilities located in various states in the United States for its office and operations under non-cancelable operating leases that expire at various times through 2028. The Company recorded right-of-use assets of approximately $3.3 million and lease liabilities of approximately $3.3 million in the three months ended March 31, 2020. The total amount of rent expense under the leases is recognized as payments are made over the term of the leases. Rent expense under the operating leases for the three months ended March 31, 2020 and 2019 was approximately $0.4 million and approximately $0.1 million, respectively.

Supplemental lease expense related to leases was as follows:

	Three Months Ended March 31,
	2020	2019
	(unaudited)
Operating lease expense	$267	$213

Finance lease expense:
Amortization of right-of-use assets	18	12
Interest on lease liabilities	2	2
Total finance lease expense	20	14

Total lease expense	$287	$227

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$267	$248

Other information related to leases where the Company is the lessee is as follows:

As of March 31, 2020
Weighted average remaining lease term:
Operating leases	7.6 years
Finance leases	3.2 years

Weighted average discount rate:
Operating leases	8.0%
Finance leases	3.9%

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
2020	$1,302	$82
2021	1,249	79
2022	1,229	63
2023	1,235	40
2024	1,129	13
Thereafter	3,592	-
Total lease payments	9,736	277
Less: Present value adjustment	(3,110)	(34)
Total liability	$6,626	$243

Current portion	$855	$75
Long term portion	5,771	168
Total liability	$6,626	$243

NOTE 8 – NOTES PAYABLE

Trico Notes Payable Assumed

On April 3, 2018, in conjunction with the acquisition, the Company assumed approximately $0.3 million in promissory notes payable by Trico Welding Supplies, Inc. (“Trico”), when the Company completed the acquisition of Trico. Trico is obligated under seven promissory notes with interest rates ranging between 4.75-6.75%. As of March 31, 2020, and December 31, 2019, the total principal balance payable by Trico was approximately $0.07 million and $0.1 million, respectively.

At March 31, 2020, minimum future payments under the notes payable are as follows:

For the year ending December 31,	Amount
2020	$53
2021	15
Thereafter	520
Total minimum future payments	$588

Current portion	$53
Long term portion	535
Total notes payable	$588

NOTE 9 - STOCKHOLDERS’ EQUITY

Common Shares Issued for Cash

On March 30, 2020, the Company received total proceeds of approximately $0.1 million and an assignment of shares from a private placement of restricted common stock offered to the Company’s officers and directors. In connection with the offering, the directors purchased an aggregate of 1,358,697 shares of restricted common stock at a total fair value of approximately $0.1 million.

Common Shares Issued for Marketable Securities

On March 30, 2020, the Company received 7,000,000 shares of common stock valued at approximately $0.3 million from a publicly traded company for a private placement of restricted common stock offered to the Company’s officers and directors. In connection with the offering, the CEO purchased an aggregate of 3,043,479 shares of restricted common stock at a total fair value of approximately $0.3 million.

Common Shares Issued for Services

On January 1, 2020, the Company issued a member of our Board of Directors 1,472,535 shares of restricted common stock as board compensation. The total fair value of the shares on the date of issuance was approximately $0.21 million. The shares were fully vested on the date of issuance and were charged to the statement of operations for the three months ended March 31, 2020.

On January 10, 2020, the Company issued an aggregate of 200,000 shares of restricted common stock to three individuals. The total fair value of the shares on the date of issuance was approximately $0.03 million. The shares were fully vested on the date of issuance and were charged to the statement of operations for the three months ended March 31, 2020.

On February 3, 2020, the Company issued an aggregate of 445,000 shares of restricted common stock to nine employees for services rendered. The total fair value of the shares on the date of issuance was approximately $0.06 million. The shares were fully vested on the date of issuance and were charged to the statement of operations for the three months ended March 31, 2020.

On March 24, 2020, the Company issued an aggregate of 5,000,000 shares of restricted common stock to three consultants for services to be rendered pursuant to their consulting agreements. The total fair value of the shares on the date of issuance was approximately $0.43 million. The shares were fully vested on the date of issuance and were charged to the statement of operations for the three months ended March 31, 2020.

Common Shares Issued for Settlement

On January 15, 2020, the Company entered into a Settlement Agreement with YA II PA, Ltd. and in connection with the settlement of litigation the Company issued YA II PN, Ltd. a total of 2,375,000 shares of unrestricted stock, valued at a total fair value of approximately $0.3 million.

Capital Contributions from Former Parent

On March 31, 2020, Taronis Fuels, Inc. and BBHS, f/k/a Taronis Technologies, Inc., the Company’s former parent, entered into a Memorandum of Understanding for the purpose of settling certain indemnity obligations of BBHC owed to the Company per the Section 3.03 of the Master Distribution Agreement (“Distribution Agreement”) entered into by and between Taronis Fuels and BBHC on December 2, 2019. The capital contributions made by BBHC during the three months ended March 31, 2020 of approximately $5 million was meant to indemnify the Company for liabilities and other costs incurred subsequent to the spin off.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

On January 15, 2020, we entered into a Settlement Agreement with YA II PN, Ltd. and in connection with the settlement of litigation we issued YA II PN, Ltd. a total of 2,375,000 shares of unrestricted common stock, valued at a fair value price of $0.14 per share.

The Company is not involved in any other litigation that could have a materially adverse effect on the financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the Company’s executive officers or any of the subsidiaries, threatened against or affecting the Company, our common stock, any of the subsidiaries or subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

License Agreement

On April 17, 2020, we entered into an Amended and Restated License Agreement (“License Agreement”) with Taronis Technologies, Inc. (“Taronis Technologies”). The License Agreement amends and restates in its entirety, with retroactive effect, that certain Distribution and License Agreement entered into with Taronis Technologies on July 16, 2019. The License Agreement expands Taronis Technologies’ intellectual property protections throughout the world, including locations where the Company intends to operate, but for which Taronis Technologies may not have intellectual property protection. The fundamental terms of the License Agreement remain and include: (a) the Company’s exclusive worldwide rights to manufacture and distribute the proprietary metal cutting fuel MagneGas® as well as any other gases created using the equipment and methods claimed by Taronis Technologies’ patents, (b) certain other rights related to the Company’s use of Taronis Technologies’ trademarks, patents, software and other intellectual property and (c) the Company’s ability to commercially manufacture and sell the Venturi® Flow Submerged Plasma Arc Gasification Units for the creation of gases. The Company will pay to Taronis Technologies, on a monthly basis, a seven percent (7%) royalty on any net cash proceeds received by the Company in relation to the use of any intellectual property comprising the Licensing Agreement. The License Agreement does not convey use of Taronis Technologies’ intellectual property portfolio for any use related to water sterilization/decontamination technology applications. As of March 31, 2020 and 2019, the Company did not incur a license expense.

NOTE 11 – SUBSEQUENT EVENTS

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

Recent Sales of Unregistered Securities

On May 6, 2020, we issued 138,000 shares to a consultant for services rendered. The shares were valued at a price of $0.1210 per share and were issued pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended. The shares were not issued from the Company’s equity compensation plan.

On June 3, 2020, the Company issued 1,666,667 shares of restricted common stock to the landlord of its corporate headquarters in lieu of cash for partial payment of the Company’s lease deposit. The shares were valued at a price of $0.12 per share and were issued pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended. The shares were not issued from the Company’s equity compensation plan.

On June 15, 2020, the Company closed a private placement of restricted common stock offered to certain accredited investors. In connection with the private placement, the Company entered into subscription agreements with seven accredited investors (“Subscription Agreement(s)”). Pursuant to the terms of the Subscription Agreement(s), the Company sold, in the aggregate, 9,500,000 shares of restricted common stock at a price of $0.10 per share for gross proceeds of $950,000 (“Offering”)

Paycheck Protection Program Promissory Note and Agreement

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

Convertible Promissory Note

On June 4, 2020, the Company entered into a Securities Purchase Agreement for the sale of a convertible promissory note in the aggregate principal amount of approximately $0.2 million (“Note”) to Power Up Lending Group Ltd. (“Lender”). The Note has an interest rate of 8% per annum and a term of 12 months. The Lender has the right to convert the Note in to shares of the Company’s common stock beginning on the date that is 180 days from the issuance date of the Note. The Note may be converted at a 25% discount to the average of the three lowest trading prices of the Company’s common stock during the ten (10) trading day period immediately prior to the conversion date. The Company has the right to prepay the Note at any time within the first 180 days from the issuance date of the Note.

Acquisition

On May 26, 2020, the Company entered into a Membership Interest Purchase and Sale Agreement (“Agreement”) with the individuals set forth on the signature pages thereto (collectively, the “Sellers”) for the purchase of all of the issued and outstanding membership interests owned by the Sellers in Tech-Gas Solutions, LLC, a privately owned independent specialty gas distribution business (“Acquisition”). Under the terms of the Agreement, the Company purchased one hundred percent (100%) of the Sellers’ business for the gross purchase price of $8.0 million (“Purchase Price”). The Company paid the Sellers $4.0 million at closing, with the balance of the $4.0 million Purchase Price to be paid pursuant to a multi-year Seller debt financing arrangement structured as a promissory note with a principal amount of $4.0 million, a term of 24 months, an interest rate of 8% per annum, and secured by Membership Interest Pledge Agreement (“Pledge”) pledging the membership interests purchased in the Acquisition (“Promissory Note”) as security for the repayment of the Promissory Note. The Agreement, Pledge and Promissory Note include certain other terms and conditions which are typical in such agreements. The acquisition will be accounted for as a business combination and the information necessary to perform the preliminary purchase price allocation is currently not available.

Future Revenues Payables

On May 22, 2020, the Company entered into a non-recourse agreement for the purchase and sale of future receipts with Apex Funding Source. The Company received net cash proceeds of $0.5 million for the future receipts of revenues in the amount of approximately $0.7. Under the terms of the agreement the Company is required to make minimum weekly payments in the aggregate of approximately $0.05 million.

On May 22, 2020, the Company entered into a non-recourse agreement for the purchase and sale of future receipts with BMF Capital. The Company received net cash proceeds of $1.0 million for the future receipts of revenues in the amount of approximately $1.5 million. Under the terms of the agreement the Company is required to make minimum weekly payments in the aggregate of approximately $0.1 million.

On May 27, 2020, the Company entered into a non-recourse agreement for the purchase and sale of future receipts with Reserve Funding Group, LLC. The Company received net cash proceeds of $0.5 million for the future receipts of revenues in the amount of approximately $0.7 million. Under the terms of the agreement the Company is required to make minimum weekly payments in the aggregate of approximately $0.05 million.

On May 28, 2020, the Company entered into a non-recourse agreement for the purchase and sale of future receipts with Velocity Capital Group. The Company received net cash proceeds of approximately $0.2 million for the future receipts of revenues in the amount of approximately $0.2 million. Under the terms of the agreement the Company is required to make minimum weekly payments in the aggregate of approximately $0.01 million.

On June 2, 2020, the Company entered into a non-recourse agreement for the purchase and sale of future receipts with Velocity Capital Group. The Company received net cash proceeds of approximately $0.2 million for the future receipts of revenues in the amount of approximately $0.3 million. Under the terms of the agreement the Company is required to make minimum weekly payments in the aggregate of approximately $0.03 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions that are not statements of historical facts. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” “may” or similar words and expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements.

The forward-looking statements in this document are based upon various assumptions, many of which are based on management’s discussion and analysis or plan of operations and elsewhere in this Report. Although we believe that these assumptions were reasonable when made, these statements do not guarantee future performance and are subject to certain risks and uncertainties, some of which are beyond our control, and are difficult to predict. Actual results could differ materially from those expressed in forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements, which reflect management’s view only as of the date of this Report.

Impact of COVID-19

During the first quarter of 2020, the outbreak of COVID-19 evolved into a global pandemic, which caused a significant downturn in the global economy. There are various uncertainties that have arisen from the COVID-19 pandemic. While management is continuing to monitor the impact of the pandemic on the Company, including its employees, customers, stockholders, and other business partners and stakeholders, it is difficult to predict the impact that the pandemic will have on future results of its operations, financial position, and liquidity, if any. This has caused some uncertainties around various accounting estimates. Due to these uncertainties, our accounting estimates may change, as management’s assessment of the impacts of the COVID-19 pandemic continues to evolve.

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

Subsequent Events

Included in Note 1 to Financial Statements.

Results of Operations

Comparison for the three months ended March 31, 2020 and 2019

Revenues

For the three months ended March 31, 2020 and 2019 we generated revenues of approximately $4.9 million and approximately $4.9 million, respectively. Revenues were negatively impacted by the COVID-19 pandemic during the first three months of 2020. The Company implemented a comprehensive shutdown of business development activities in the first week of March, limiting new business generation and client development activities to varying degrees in each market. California was the first market to implement a full lockdown of non-essential businesses, and as a result, this region was the first to experience a decrease in customer facing activity. In Texas and Louisiana, the Company also experienced a decrease in end customer demand for clients impacted by the oil price declines experienced in March of this year.

Gross income for the three months ended March 31, 2020 was approximately $2.4 million, representing an approximate $0.1 million increase as compared to $2.3 million for the three months ended March 31, 2019. The 6.2% increase was due to an improvement in gross margins from 46.8% for the first quarter of 2019 as compared to 49.7% in the first quarter of 2020. The improvement is largely due to the Company’s ability to procure inventory on gradually improving pricing due to the Company’s increased buying power.

Operating Expenses

Operating expenses were approximately $5.9 million for the three months ended March 31, 2020 as compared to approximately $3.6 million for the three months ended March 31, 2019. The increase of approximately $2.3 million was largely due to an increase in payroll. The Company recorded approximately $3.2 million in total payroll and benefits expense during the first quarter of 2020, as compared to approximately $1.5 million for the first quarter of 2019. The approximate $1.7 million increase was largely due to the increased headcount for personnel added in research and engineering, sales personnel for the MagneGas Welding Supply sales team, and the new corporate headquarters in Peoria, Arizona. The increase also included approximately $0.3 million in non-cash stock compensation paid as a one-time incentive to a newly added independent director.

The Company added staff for the new headquarters, which consisted of accounting, external reporting, procurement, marketing and administration personnel. During the first quarter of 2020, the research and engineering team added a director of manufacturing for the mass production of Units, a director of MagneGas production for domestic national gas production, as well as procurement and supply chain personnel for the international shipping of Units. Staffing expenses are expected to remain at or below these levels for the remainder of 2020.

All other operating expenses, less depreciation expense of approximately $0.4 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively, were approximately $2.4 million as compared to approximately $1.9. The increase was primarily due to a one-time $0.4 million non-cash stock compensation expense related to consultants and advisors assisting with the successful spin-off of the Company as an independent, publicly traded entity. All other expenses were flat or decreased marginally during the three months ended March 31, 2020. Non-payroll related cash operating expenses are expected either to remain constant or decrease during the remainder of 2020 as additional occupancy costs of the new Arizona headquarters and manufacturing facilities largely offset the reduction in other operating cost reductions.

Net Loss

Our operating results for the three months ended March 31, 2020 have recognized losses in the amount of approximately $3.5 million compared to approximately $1.3 million for the three months ended March 31, 2019. The increase in the Company’s loss was primarily attributable to an increase in certain operating expenses discussed above. The increase in gross income from our large sales base more adequately covered the operating cost costs of the overall operations for the quarter ended March 31, 2020 as compared to the same period in 2019.

Liquidity and Capital Resources

As of March 31, 2020, the Company had cash of approximately $1 million and has reported a net loss of approximately $3.5 million and has used cash in operations of approximately $3.3 million for the three months ended March 31, 2020. Partly offsetting our negative cash flows, as of March 31, 2020 the Company had a positive working capital position of approximately $4.8 million, and a stockholder’s equity balance of approximately $35.9 million. As a result of the Company’s negative cash flow generation, there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements.

The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of public or private offerings or through the use of indebtedness.

Our plans and expectations for the balance of the fiscal year from the date of filing this quarterly report include raising capital to help fund commercial operations, acquisitions and organic growth. We utilize cash in our operations of approximately $1.1 million per month.

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

Cash Flows from Operations

Cash flows from continuing operations for operating, financing and investing activities for the three months ended March 31, 2020 and 2019 are summarized in the following table:

	Three Months Ended March 31,
	2020	2019
	(unaudited)
Operating activities	$(3,332)	$(495)
Investing activities	(953)	(8,812)
Financing activities	5,116	8,065

Net increase (decrease) in cash from continuing operations	$831	$(1,242)

For the three months ended March 31, 2020, we used cash of approximately $3.3 million in operations in 2020 and used cash of approximately $0.5 million in operations in 2019. Our cash use for the three months ended March 31, 2020 and 2019 was primarily attributable to cash used to reduce vendor balances, accrued expenses and other short-term liabilities. During the three months ended March 31, 2020, cash used by investing activities consisted of approximately $1 million. During the three months ended March 31, 2019, cash used by investing activities consisted of approximately $8.8 million primarily due to the acquisition of all of the stock of two companies and the assets of another company and purchases of property and equipment. Cash provided by financing activities for the three months ended March 31, 2020 was approximately $5.1 million as compared to cash provided by financing activities for the three months ended March 31, 2019 of approximately $8.1 million. The net increase in cash during the three months ended March 31, 2020 was approximately $0.8 million as compared to a net decrease in cash of approximately $1.2 million for the three months ended March 31, 2019.

Recent Accounting Standards

Included in the Note 3 to Financial Statements.

Critical Accounting Policies

Included in the Note 3 to Financial Statements.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a “Smaller Reporting Company” as defined by § 229.10(f)(1) and is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and chief financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of March 31, 2020, management concluded that Company’s disclosure controls and procedures were not effective.

Notwithstanding the existence of these material weaknesses, management believes that the consolidated financial statements in this report on Form 10-Q fairly present, in all material respects, the Company’s financial condition as reported, in conformity with United States Generally Accepted Accounting Principles (“GAAP”).

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process, under the supervision of the chief executive officer and chief financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management has not completed a proper evaluation, risk assessment and monitoring of the company’s internal controls over financial reporting as of March 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result, management has concluded controls were not effective and identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are disclosed below:

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

The Company did not maintain effective controls over accounting for certain transactions related to the spin-off from the former Parent, BBHC, f/ka as Taronis Technologies, Inc. As a result, the Company recorded in its annual report on Form 10-K land and building fixed assets, a promissory note and two future revenue payable agreements that were assets and obligations of the former Parent. The error resulted in the revision of our audited financial statements for the year ended December 31, 2019. Accordingly, our management has determined this control deficiency constitutes a material weakness.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of March 31, 2020, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged the Company’s independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2020 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is involved in certain claims and pending litigation arising from the normal conduct of business. Many of these claims are covered in whole or in part by insurance. Based on knowledge of the facts and, in certain cases, opinions of outside counsel, management believes that adequate provisions have been made for probable losses with respect to the resolution of all such claims and pending litigation and that the ultimate outcome, after provisions therefor, will not have a material adverse effect on the financial condition of the Company, but could have a material effect on the results of operations in a given quarter or year.

Item 1A. Risk Factors.

Risks Relating to Our Business

The ongoing coronavirus outbreak, and measures taken in response thereto, could continue to have a material adverse effect on our business, results of operations and financial condition.

During the first quarter of 2020, the outbreak of COVID-19 evolved into a global pandemic, which caused a significant downturn in the global economy. There are various uncertainties that have arisen from the COVID-19 pandemic. While management is continuing to monitor the impact of the pandemic on the Company, including its employees, customers, stockholders, and other business partners and stakeholders, it is difficult to predict the impact that the pandemic will have on future results of its operations, financial position, and liquidity, if any. This has caused some uncertainties around various accounting estimates. Due to these uncertainties, our accounting estimates may change, as management’s assessment of the impacts of the COVID-19 pandemic continues to evolve.

We have a significant amount of goodwill and other intangible assets on our balance sheet that are subject to periodic impairment evaluations; an impairment of our goodwill or other intangible assets may have a material adverse impact on our financial condition and results of operations.

As of March 31, 2020, we had goodwill of approximately $11.6 million, which represented approximately 24.3% of our total assets. Accounting standards require us to test goodwill for impairment annually, and more frequently when events or changes in circumstances indicate impairment may exist. There can be no assurance that reviews of our goodwill and other intangible assets will not result in impairment charges. Although it does not affect cash flow, an impairment charge does have the effect of decreasing our earnings, assets and shareholders’ equity. Factors that could indicate our goodwill or intangible assets are impaired include a decline in our stock price and market capitalization or lower than projected operating results and cash flows. Our stock price historically has shown volatility and often fluctuates significantly in response to market and other factors. Declines in our stock price or lower operating results could increase the risk of impairment. If we determine that further impairment exists, it may result in a significant non-cash charge to earnings and lower stockholders’ equity.

Pending and future litigation and government investigations may have a material adverse impact on our financial condition and results of operations.

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

For a discussion identifying additional risk factors and other important factors that could cause actual results to differ materially from those anticipated, see the discussions under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2020, the Company issued 2,375,000 as part of a settlement agreement and 7,117,535 shares of restricted common stock to certain employees, consultants and members of the Board of Directors. The total value of these issuances was approximately $0.3 million and $0.7 million, respectively. These shares were partially amortized as stock-based compensation during the three months ended March 31, 2020.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

		Incorporated by Reference			Filed or
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Furnished Herewith
10.1	Amended & Restated License Agreement	8-K	10.1	4/17/2020
10.2	“Form of” Membership Interest Purchase and Sale Agreement	8-K	10.1	5/27/2020
10.3	“Form of” Promissory Note	8-K	10.2	5/27/20
	“Form of” Membership Interest Pledge Agreement	8-K	10.3	5/27/20
31.1	Certification of Principal Executive Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance.				X
101.SCH	XBRL Schema.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X
101.PRE	XBRL Presentation.				X

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Taronis Fuels, Inc.

By:	/s/ Scott Mahoney
Scott Mahoney
Chief Executive Officer
(Principal Executive Officer)

Dated:	July 6, 2020

By:	/s/ Tyler B. Wilson
Tyler B. Wilson, Esq.
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated:	July 6, 2020

