Form 10-Q/A
period 2020-03-31
Taronis Fuels, Inc.
filed 2020-07-08
CIK 1778805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 205

FORM 10-Q/A

Amendment No. 1

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

TARONIS FUELS, INC. AND SUBSIDIARIES

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Taronis Fuels, Inc.’s (the “Company”) Quarterly Report on Form 10-Q (“Quarterly Report”) for the quarterly period ended March 31, 2020 is to disclose that the Company has relied upon Securities and Exchange Commission Order (Release No. 34-88465) dated March 25, 2020 (“Order”), to extend the original filing date of its Quarterly Report to June 30, 2020 (45 days after the original due date). Thereafter, on June 30, 2020, the Company filed a Form 12(b)-25 to avail itself of an additional five days so that the Company’s independent public auditor could complete their review of the Company’s Quarterly Report.

The Company needed to rely upon the Order to overcome the burden of limited access to its facilities, support staff and Company resources as a result of the COVID-19 pandemic, all of which resulted in unforeseen delays in the preparation and filing of its Quarterly Report.

No other changes have been made to the Quarterly Report. This Amendment No. 1 speaks as of the original filing date and has not been updated to reflect events occurring subsequent to the original filing date.

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

Dated: July 8, 2020

By:	/s/ Tyler B. Wilson
Tyler B. Wilson, Esq.
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: July 8, 2020