Form 10-Q
period 2020-06-30
Taronis Fuels, Inc.
filed 2020-08-19
CIK 1778805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 205

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2020.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934;

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

None.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None.

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 18, 2020 there were 164,686,404 shares of the issuer’s $0.000001 par value common stock issued and outstanding.

TARONIS FUELS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Taronis Fuels, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)	(Revised)
Assets

Current Assets

Cash	$152	$141
Marketable securities	140	-
Accounts receivable, net of allowance for doubtful accounts of $539 and $832, respectively	4,429	2,939
Inventory	6,536	3,639
Prepaid commissions	1,230	1,180
Prepaid other	447	75
Total Current Assets	12,934	7,974

Property and equipment, net of accumulated depreciation of $4,323 and $3,636, respectively	18,310	16,832
Operating leases right-of-use assets, net of accumulated amortization of $1,232 and $660, respectively	8,543	3,714
Financing leases right-of-use assets, net of accumulated depreciation of $179 and $126, respectively	860	226
Investments in and advances to affiliates	752	752
Intangible assets, net of accumulated amortization of $84 and $0, respectively	4,112	-
Restricted deposit	911	868
Security deposits	105	35
Goodwill	19,064	11,623

Total Assets	$65,591	$42,024

Liabilities and Stockholders’ Equity

Current Liabilities

Accounts payable	$2,786	$2,895
Accrued expenses	1,433	978
Deferred revenue	481	647
Operating leases liability, current	1,149	744
Financing leases liability, current	225	72
Future revenue payables, net of discount of $1,026 and $0, respectively	2,967	-
Notes payable, current	3,232	-

Total Current Liabilities	12,273	5,336

Long Term Liabilities
Operating leases liability, net of current	6,808	2,970
Financing leases liability, net of current	492	168
Notes payable, net of current	7,551	598
Total Liabilities	27,124	9,072

Commitments and Contingencies

Stockholders’ Equity
Common stock: $0.000001 par; 950,000,000 shares authorized; 163,436,404 shares issued and outstanding at June 30, 2020 and 138,737,026 shares issued and outstanding at December 31, 2019.	2	1
Additional paid-in-capital	47,224	38,217
Due from BBHC, Inc.	(1,004)	-
Accumulated other comprehensive loss	(140)	-
Accumulated deficit	(7,615)	(5,266)

Total Stockholders’ Equity	38,467	32,952

Total Liabilities and Stockholders’ Equity	$65,591	$42,024

See accompanying notes to the condensed consolidated financial statements (unaudited)

Taronis Fuels, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In Thousands, except share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019

Revenue:
Sales revenue	$8,898	$5,860	$13,802	$10,773

Cost of revenues	1,720	3,121	4,185	5,887
Gross Profit	7,178	2,739	9,617	4,886

Operating Expenses:
Selling, general and administration	5,543	4,040	11,479	7,511
Total Operating Expenses	5,543	4,040	11,479	7,511

Operating Income (Loss)	1,635	(1,301)	(1,862)	(2,625)

Other Income (Expenses):
Interest income (expense)	(478)	28	(487)	38
Other income	-	49	-	41
Total Other Income (Expense)	(478)	77	(487)	79

Net Income (Loss)	1,157	(1,224)	(2,349)	(2,546)

Net Loss per share: Basic and Diluted	$0.01	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares: Basic and Diluted	154,766,070	138,737,026	148,994,865	138,737,026

See accompanying notes to the condensed consolidated financial statement (unaudited)

4

Taronis Fuels, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In Thousands)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019

Comprehensive Income (Loss):
Net income (loss)	$1,157	$(1,224)	$(2,349)	$(2,546)

Other comprehensive loss, net of tax:
Unrealized loss on marketable securities	(140)	-	(140)	-

Total Comprehensive Income (Loss)	1,017	(1,244)	(2,489)	(2,546)

Taronis Fuels, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2020 and 2019

(In Thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional Paid-in-	Due from BBHC,	Accumulated Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Inc.	Loss	(Deficit)	Equity
Balance at January 1, 2020	138,737,026	$1	$38,217	-	$-	$(5,266)	$32,952
Common shares issued for cash	1,358,697	-	125	-	-	-	125
Common shares issued for marketable securities	3,043,479	-	280	-	-	-	280
Common shares issued for services	7,117,535	1	727	-	-	-	728
Common shares issued for settlement	2,375,000	-	332	-	-	-	332
Capital contributions from former Parent	-	-	5,022	-	-	-	5,022
Net loss for the three months ended March 31, 2020	-	-	-	-	-	(3,506)	(3,506)
Balance at March 31, 2020	152,631,737	2	44,703	-	-	(8,772)	35,933
Common shares issued for services	138,000	-	16	-	-	-	16
Common shares issued for corporate office lease	1,666,667	-	285	-	-	-	285
Common shares issued for private offering	9,000,000	-	900	-	-	-	900
Other comprehensive loss	-	-	-	-	(140)	-	(140)
Due from BBHC, Inc.	-	-	-	(1,004)	-	-	(1,004)
Capital contributions from former Parent	-	-	1,320	-	-	-	1,320
Net income for the three months ended June 30, 2020	-	-	-	-	-	1,157	1,157
Balance at June 30, 2020	163,436,404	$2	$47,224	(1,004)	(140)	$(7,615)	$(38,467)

Taronis Fuels, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2020 and 2019

(In Thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Net Parent	Additional Paid in	Accumulated	Stockholders’
	Shares	Amount	Investment	Capital	(Deficit)	Equity
Balance at January 1, 2019	-	$-	$20,509	$-	$-	$20,509
Net contributions from Parent	-	-	8,087	-	-	8,087
Net loss for the three months ended June 30, 2019	-	-	(1,322)	-	-	(1,322)
Balance at March 31, 2019	-	-	27,274	-	-	27,274
Net contributions from Parent			2,173	-	-	2,173
Net loss for the three months ended June 30, 2019	-	-	(1,224)	-	-	(1,224)
Balance at June 30, 2019	-	-	28,223	-	-	28,223

See accompanying notes to the condensed consolidated financial statements (unaudited)

Taronis Fuels, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

	For the six months ended June 30,
	2020	2019
Cash Flows from Operations
Net Loss	$(2,349)	$(2,546)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	771	531
Amortization of assets under finance leases	53	-
Amortization of right-of-use assets – operating leases	572	381
Common stock issued for services	744	-
Deferred revenue	(166)	-
Amortization of debt discount	445	-
Provision for doubtful accounts	240	392
Loss on settlement of lease liability	85
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(146)	(729)
Inventory	(2,271)	195
Prepaids and other current assets	(420)	(18)
Operating lease liabilities	(1,113)	(510)
Accounts payable	(620)	556
Accrued expenses	97	105
Net cash used in operating activities	(4,078)	(1,643)

Cash Flows from Investing Activities
Deposit on acquisition	-	(550)
Cash paid for acquisitions; net of cash acquired	(3,760)	(5,931)
Purchase of property and equipment	(1,749)	(3,664)
Security deposit	(70)	1,175
Net cash used in investing activities	(5,579)	(8,970)

Cash Flows from Financing Activities
Common stock issued for cash	1,025	-
Principal payments of financing lease obligations	(62)	(45)
Gross proceeds from notes payable	2,169	638
Repayments of notes payable	(179)	(193)
Cash received from the sale of future revenue payables	2,805	-
Cash repayment for the sale of future revenue payables	(1,060)	-
Cash paid for financing fees for the sale of future revenue payables	(327)	-
Capital contributions from former Parent	5,339	10,260
Net cash provided by financing activities	9,710	10,660

Net increase in cash	53	47

Cash and restricted cash, beginning of period	1,010	2,405

Cash and restricted cash, end of period	$1,063	$2,452

Supplemental disclosure of cash flow information cash paid during the period for:
Interest	$495	$2,175

Supplemental disclosures of non-cash investing and financing activities:
Assets acquired in Tyler Welders Supply acquisition	$-	$1,620
Liabilities assumed in Tyler Welders Supply acquisition	$-	$(653)
Assets acquired in Cylinder Solutions, Inc. acquisition	$-	$376
Liabilities assumed in Cylinder Solutions, Inc. acquisition	$-	$(41)
Assets acquired in Complete Cutting & Welding Supplies, Inc. acquisition	$-	$1,083
Liabilities assumed in Complete Cutting & Welding Supplies, Inc. acquisition	$-	$(316)
Assets acquired in Tech-Gas Solutions, LLC acquisition	$7,415	$-
Liabilities acquired in Tech-Gas Solutions, LLC acquisition	$(2,665)	$-
Right of use assets obtained in exchange for new finance lease liabilities	$376	$-
Right of use assets obtained in exchange for new operating lease liabilities	$5,363	$-
Common stock issued for settlement	$332	$-
Common stock issued for corporate office lease	$200	$-
Common shares issued for marketable securities	$280	$-
Unrealized loss on common shares issued for marketable securities	$(140)	$-
Debt discount associated with Original Issue Discount	$(1,144)	$-

See accompanying notes to the condensed consolidated financial statements (unaudited)

Taronis Fuels, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

June 30, 2020

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Taronis Fuels, Inc. (the “Company,” “we,” “us,” or “our”) is a renewable fuel and power generation company. Our primary business objective is the production of sustainable, socially responsible alternatives to existing fossil fuel and industrial gas products. Our first commercially viable product is a metal cutting fuel called “MagneGas”. MagneGas is a proprietary synthetic gas comprised primarily of hydrogen that is produced by the Company from its patented Venturi® Flow Submerged Plasma Arc Gasification Units (“Gasification Units”). The Gasification Units are patent protected, and the technology has been licensed to the Company through an exclusive worldwide license.

The Company is also a holding company of various gas and welding supply companies doing business as “MagneGas Welding Supply”, including MagneGas Welding Supply-Southeast, LLC, MagneGas Welding Supply-South, LLC, MagneGas Welding Supply–West, LLC, MagneGas Limited (United Kingdom), MagneGas Ireland Limited (Republic of Ireland). The Company manufactures, sells and distributes its Gasification Units, MagneGas as a metal cutting fuel, and a full line of industrial gases, welding equipment and services to the retail and wholesale metalworking and manufacturing industries. “MagneGas” is produced by our wholly owned subsidiary, MagneGas Production, LLC. The Company also specializes in and supplies the wholesale H.V.A.C. and plumbing supply distributor markets with various gases through its wholly owned subsidiaries Taronis-TGS, LLC and Tech-Gas Solutions, LLC, which we acquired in May 2020.

We were initially organized as a Delaware limited liability company on February 1, 2017, under the name MagneGas Welding Supply, LLC, to be a holding company for our various subsidiary level welding supply companies. On April 9, 2019, we converted MagneGas Welding Supply, LLC into Taronis Fuels, Inc., a Delaware corporation. On July 15, 2019, BBHC, f/ka as Taronis Technologies, Inc., the Company’s former parent, announced that its Board of Directors approved a plan to pursue a separation of its gas and welding supply retail business through a spin-off transaction. On December 5, 2019, we became an independent, publicly traded company and the spin-off was not tax-free to either BBHC, our former parent, or our stakeholders.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. The interim financial statements were prepared on a stand-alone basis for the three and six months ended June 30, 2020 and were derived from the consolidated financial statements and accounting records of BBHC, the Company’s former parent, for the three and six months ended June 30, 2019. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended June 30, 2020 and 2019. As this is an interim period financial statement, certain adjustments are not necessary as with a financial period of a full year. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2019, which contains the audited financial statements and notes thereto, for the years ended December 31, 2019 and 2018 included within the Company’s Form 10-K filed with the SEC on May 22, 2020. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ended December 31, 2020 or for any future interim periods.

Carve-Out Assumptions and Allocations

The condensed consolidated financial statements for the three and six months ended June 30, 2019, include Taronis Fuels, Inc.’s corporate expenses and administrative expenses allocated from BBHC, the Company’s former parent. These costs have been allocated based on direct usage when identifiable, with the remainder allocated on a pro-rata basis of expenses, headcount or other systematic measures that reflect utilization of services provided to or benefits received by us. Management considers the expense allocation methodology and results to be reasonable.

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

There are various uncertainties that have arisen from the COVID-19 pandemic. While management is continuing to monitor the impact of the pandemic on the Company, including the impact on its employees, customers, vendors, stockholders, and other business partners and stakeholders, it is difficult to predict the impact that the pandemic will have on future results of its operations, financial position, and liquidity, if any, as this is outside of the Company’s control. The scope, duration and magnitude of the direct and indirect effects of COVID-19 are evolving and in ways that are difficult or impossible to anticipate. This has caused some uncertainties around various accounting estimates. Due to these uncertainties, our accounting estimates may change, as management’s assessment of the impacts of the COVID-19 pandemic continues to evolve. In addition, our results in the first and second quarters of 2020 may not be indicative of the impact COVID-19 could have on the Company’s results for the remainder of 2020.

NOTE 2 - GOING CONCERN AND MANAGEMENTS’ PLAN

Our unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As of June 30, 2020, the Company had cash of approximately $0.2 million and reported net income for the second quarter of $1.2 million. However, the Company reported a year to date net loss of approximately $2.3 million and has used cash in operations of approximately $3.4 million for the period ended June 30, 2020. In addition, as of June 30, 2020, the Company had working capital of approximately $0.7 million. The Company utilizes cash in its operations of approximately $0.7 million per month. These factors indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of these financial statements.

The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue from operations, and its ability to raise additional funds by way of a public or private offering. Historically, the Company has financed its operations through equity and debt financing transactions, but we reasonably believe we have a clear path to future profitability, despite the likelihood we will incur operating losses in the foreseeable future. The Company’s plans and expectations for the next 12 months include raising additional capital to help fund expansion of its commercial operations or through the use of indebtedness. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months from the date of this Report, the Company may need to curtail certain aspects of its operations or expansion activities, consider the sale of its assets, or consider other means of financing. The Company can give no assurance that it will be successful in implementing its business plan and obtaining financing on terms advantageous to the Company or that any such additional financing would be available to the Company. These consolidated financial statements do not include any adjustments from this uncertainty. The Company’s management has determined the foregoing factors regarding its liquidity raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revised Financial Statements

During the preparation of the first quarter ended March 31, 2020 Form 10-Q, the Company determined that it unintentionally attributed and recorded in its annual report on Form 10-K land and building fixed assets, a promissory note and two future revenue payable agreements that were assets and obligations of the Company’s former Parent, BBHC. The effect of this error resulted in an overstatement of property and equipment, notes payable, and depreciation and interest expense and an understatement of stockholders’ equity for the year ended December 31, 2019. The Company assessed the materiality of this misstatement in accordance with Staff Accounting Bulletin No. 108 – “Quantifying Misstatements” and concluded this error was not qualitatively material as there was no material impact on net loss, or any other balance sheet item and cash flows, among other considerations.  As such, the correction of the error was revised in the March 31, 2020 condensed consolidated balance sheet and condensed consolidated statements of operations.  Disclosure of the revised amounts will also be reflected in future filings containing the applicable periods.

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

The Company had determined that this error is a material weakness in internal control over financial reporting. See Part I, Item 4 – “Controls and Procedures” elsewhere in this Quarterly Report on Form 10-Q for further discussion.

Use of Estimates

The Company prepares its financial statements in conformity with U.S. GAAP. These principles require management to make estimates and assumptions that affect the reported financial statement balances and disclosures. Management believes the estimates to be reasonable; however, actual results could differ from the stated estimates. The consolidated financial statements presented include estimates associated with intangible assets, goodwill, the collection of receivables, and the useful lives of property, plant and equipment.

Cash and Restricted Cash

Cash consists of cash, checking accounts, money market accounts and temporary investments with original maturities of three months or less when purchased.

Restricted cash consists of cash deposited with a foreign financial institution for approximately $0.9 million = as of June 30, 2020 and December 31, 2019, respectively.

The following table provides a reconciliation of cash and restricted cash reported in the consolidated balance sheets that sum to the total of the same amounts show in the statement of cash flows. The restricted deposit was a deposit required for an international grant.

	June 30, 2020	December 31, 2019
Cash	$152	$141
Restricted deposits	911	868
Total cash and restricted cash in the balance sheet	$1,063	$1,009

Marketable Securities

ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), requires the Company disclose estimated fair values for its financial instruments, including marketable securities. The estimated fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for the asset or liability. Because the fair value is estimated as of the presented financial statement dates using observable inputs, the amounts that will be realized or paid at settlement or maturity of the instruments in the future could be significantly different.

ASC 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The highest priority is given to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority given to unobservable inputs (Level 3). The three levels are described as:

Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible by the Company.

Level 2 Inputs – Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 Inputs – Unobservable inputs for the asset or liability including significant assumptions of the Company and other market participants.

Marketable securities recorded as of the quarter ended June 30, 2020 consist solely of Level 1 investments. Fair market value of the marketable securities is determined using a publicly quoted market price with any respective gains and losses being recorded within the Condensed Consolidated Statement of Income. As of June 30, 2020, the Company does not hold any Level 2 or Level 3 investments.

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

The Company recorded intangible assets consisting of non-compete agreements. Applicable long-lived assets are amortized or depreciated over the shorter of their estimated useful lives, the estimated period the assets will generate revenue, or the statutory or contractual term. Non-compete agreements are amortized using a straight-line method over the length of the applicable agreement. Estimates of useful lives and periods of expected revenue generation are reviewed periodically for appropriateness and are based on management’s judgment.

Goodwill and Indefinite-lived Assets

We have recorded goodwill and other indefinite-lived assets in connection with acquisitions. Goodwill represents the difference between the consideration transferred and the fair value of the net assets acquired, and liabilities assumed under the acquisition method of accounting for push-down accounting. Goodwill is not amortized but is evaluated for impairment within the Company’s single reporting unit on an annual basis during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amount. When performing the impairment assessment, the accounting standard for testing goodwill for impairment permits a company to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the goodwill is impaired. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of goodwill is impaired, the Company then must perform a quantitative analysis to determine if the carrying value of the reporting entity exceeds its fair value.

The potential for impairment is measured during the fourth quarter of each fiscal year and when a triggering event occurs The impact of the novel coronavirus (“COVID-19”) pandemic and its potential to be a triggering event was considered in the Company’s qualitative assessment. Currently, there has not been a significant impact on the carrying value of the Company, but this factor will continue to be evaluated. The Company notes there were no triggering events or impairment recognized for the three and six months ended June 30, 2020 or June 30, 2019.

Revenue Recognition

The Company generates revenue through four processes: (1) the sale of MagneGas fuel for metal cutting and through the sales of other industrial and specialty gases and related products through our wholly owned subsidiaries, (2) through the sales of our Gasification Units, (3) through sales related to H.V.A.C gas supply and (4) by providing consulting services. Our revenue recognition policy is as follows:

●	Revenue for metal-working fuel, industrial gases, H.V.A.C gases, and welding supplies is recognized when performance obligations of the sale are satisfied. The majority of our terms of sale have a single performance obligation to transfer products. Accordingly, we recognize revenue when control has been transferred to the customer, generally at the time of shipment of products.

●	Revenue generated from sales of each Gasification Unit is recognized over time based on three performance obligations: (1) delivery of units, (2) services and (3) support services. As to (1), revenue is recognized based on labor hours and/or costs incurred. As to (2) and (3), revenue is recognized as time lapses. Refer to Note 14 for additional discussion regarding the application of ASC 606 to the sale of the gasification unit.

●	The Company applies the five-step process outlined in ASC 606 when recognizing revenue with regards to consulting services:

○	The Company enters into a written consulting agreement with a customer to provide professional services and has an enforceable right to payment for its performance completed to date

○	All of the promised services are identified to determine whether those services represent performance obligations

○	In considerations for the services to be rendered, the Company expects to receive incremental payments during the term of the agreement

○	Payments are estimated for each performance obligation and allocated in accordance with payment terms

○	Typically, consulting services contracts will follow a similar pattern of recognition as legacy GAAP. The nature of the consulting services is such that the customer will receive benefits of the Company’s performance only when the customer receives the professional services. Consequently, the entity recognizes revenue over time by measuring the progress toward complete satisfaction of the performance obligation.

The following table represents sales revenue disaggregated by product category for the six months ended June 30:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Gas sold	$2,964	$3,438	$5,342	$6,351
Gasification equipment	3,000	-	3,000	-
Equipment sales	1,196	1,417	2,849	2,371
Cylinder sales	809	-	809	-
Equipment rentals	579	819	1,379	1,687
Other	350	186	423	364
Total Revenues from Customers	$8,898	$5,860	$13,802	$10,773

Other revenue consists of equipment repairs, hazmat services, freight & shipping, and consulting income.

Stock-Based Compensation

The Company accounts for stock-based compensation costs under the provisions of Accounting Standards Codification (“ASC”) 718, “Compensation—Stock Compensation” (“ASC 718”), which requires the measurement and recognition of compensation expense related to the fair value of stock-based compensation awards that are ultimately expected to vest. Stock based compensation expense recognized includes the compensation cost for all stock-based payments granted to employees, officers, and directors based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or cancelled during the periods reported.

The Company recorded total stock-based compensation to employees, officers, directors and in exchange for other services of $0.02 and $0.7 million for the three and six months ended June 30, 2020, respectively. No stock-based compensation was recorded during the six months ended June 30, 2019.

Accounting Standards Not Yet Adopted

In December 2019, the FASB issued Accounting Standards Update (“ASU) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles, as well as improving consistent application in Topic 740 by clarifying and amending existing guidance. The update is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020, with early adoption permitted for which financial statements have not yet been made available for issuance. The Company is evaluating the potential impact of adopting this standard will have on its consolidated financial statements and related disclosures.

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

NOTE 4 – ACQUISITIONS

May 2020 Membership Interest Purchase and Sale Agreement

On May 26, 2020, the Company entered into a Membership Interest Purchase and Sale Agreement (“Agreement”) for the purchase of all of the issued and outstanding membership interests owned by the Sellers in Tech-Gas Solutions, LLC, a privately owned independent specialty gas distribution business. Under the terms of the Agreement, the Company purchased one hundred percent (100%) of the Sellers’ business for the gross purchase price of $8 million. The Company paid the Sellers $4 million at closing, with the $4 million Purchase Price balance to be paid pursuant to a multi-year Seller debt financing arrangement structured as a promissory note with a principal amount of $4 million, a term of 24 months, an interest rate of 8% per annum, and secured by Membership Interest Pledge Agreement pledging the membership interests purchased in the Acquisition (“Promissory Note”) as security for the repayment of the Promissory Note.

The preliminary allocation of the consideration transferred is as follows (dollar amounts in thousands):

Cash	$4,000
Note payable	4,000
Non-compete note	4,196
Total purchase price	$12,196

Cash	$240
Inventory	626
Other current assets	5
Property, plant and equipment	415
Right of use assets - financing	311
Right of use assets - operating	38
Intangible asset – Non-compete agreements	4,196
Accounts payable	(700)
Accrued liabilities	(32)
Operating leases liability	(38)
Financing leases	(311)

Total purchase price allocation	$4,750

Goodwill	$7,446

With respect to Goodwill acquired, the Company believes the Goodwill will be tax deductible.

The following unaudited proforma financial information presents the consolidated results of operations of the Company with Tyler Welders Supply, Cylinder Solutions, Complete Cutting and Welding Supplies and Tech-Gas Solutions, LLC for the three and six months ended June 30, 2019 Tech-Gas Solutions, LLC for the three and six months ended June 30, 2020 and 2019, respectively, as if the above discussed acquisitions had occurred on January 1 2019 instead of January 16, 2019, February 15, 2019, February 22, 2019, May 31, 2019, and January 1, 2020 instead of May 26, 2020, respectively. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods (dollar amounts in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Revenues	$10,140	$5,804	$16,907	$11,279
Gross Profit	8,087	2,650	11,889	5,208
Operating Income (Loss)	2,232	(4,872)	(497)	(13,944)
Net Income (Loss)	$1,670	$(4,812)	$(1,067)	$(13,864)
Weighted Average Common Stock Outstanding	154,760,070	138,812,988	148,994,865	138,812,988
Loss per Common Share – Basic and Diluted	$0.01	$(0.03)	$(0.01)	$(0.10)

NOTE 5 – INVENTORY

Inventory, consisting of production material consumables, hard goods, spare components and work in process, was approximately $6.5 million and $3.6 million at June 30, 2020 and December 31, 2019, respectively.

	June 30, 2020 (in thousands)	December 31, 2019 (in thousands)
Raw Materials	$48	$48
Finished Goods	5,637	2,969
Work in process	851	622
Total Inventory	$6,536	$3,639

NOTE 6 – INVESTMENT IN JOINT VENTURES

As of June 30, 2020, the Company’s investments in joint ventures consisted of the following:

December 31, 2019	$752
Advances	-
June 30, 2020	$752

On March 19, 2019, the Company entered into a Transfer and Assignment Agreement with Taronis Fuels Gas Technology Energy (the “Taronis Turkey Joint Venture” or “TTJV”) whereby the Company agreed to transfer and assign that certain Gasifier Purchase Agreement (“GPA”) entered into on July 17, 2019 with TA Group Media Industry Trade Joint Stock Company (“TA”), a third party, to TTJV. The purpose of the GPA is to create and sell MagnaGas by selling to TA up to 30 300 KW gasification units at a purchase price of $3,750,000 per unit. The venture will also earn an annual service fee for each unit sold, along with a royalty payment as specified in the agreement. The business purpose of the venture is to operate Units and sell the gas produced for use in welding and metal cutting for construction and manufacturing. The Company has a 49% equity ownership interest in TTJV and accounts for the interest as an equity method investment. As the Company does not control TTJV and is not involved in the decision-making, the Company does not consolidate TTJV under ASC 810 – Consolidation. The venture’s operations to date have consisted primarily of licensing and permitting and have not been material. The venture’s assets approximate the advances as recorded on the consolidated balance sheet on June 30, 2020.

NOTE 7 – INTANGIBLE ASSETS, NET

The Company’s intangible assets consisted of the following:

	Estimated useful life	Weighted average remaining life	June 30, 2020 (in thousands)	December 31, 2019 (in thousands)
Non-compete agreements	5 years	4.92 years	$4,196	-
Less: Accumulated amortization			(84)	-
Intangible assets, net			$4,112	-

The Company recorded amortization expense of $0.084 million for the three and six months ended June 30, 2020.

The following table outlines estimated future annual amortization expense for the next five years and thereafter:

December 31,
2020	$420
2021	839
2023	839
2024	839
2025	839
Thereafter	336
Total	$4,112

NOTE 8 – GOODWILL

Goodwill outstanding as of December 31, 2019 and June 30, 2020 is as follows:

Goodwill
December 31, 2019	$11,623
Acquisitions	7,441
Impairment	-
June 30, 2020	$19,064

NOTE 9 – LEASES

The Company leases facilities located in various states in the United States for its office and operations under non-cancellable operating leases that expire at various times through 2029. The Company recorded right-of-use assets of approximately $8.5 million and lease liabilities of approximately $7.9 million as of June 30, 2020. The total amount of rent expense under the leases is recognized as payments that are made over the term of the leases.

Supplemental lease expense (unaudited) related to leases was as follows:

	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
Operating lease expense	$438	$830

Finance lease expense:
Amortization of right-of-use assets	$34	$53
Interest on lease liabilities	8	13
Total finance lease expense	$42	$66

Total lease expense	$480	$896

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Operating lease expense	$320	$474

Finance lease expense:
Amortization of right-of-use assets	$19	$38
Interest on lease liabilities	3	6
Total finance lease expense	$22	$44

Total lease expense	$342	$518

	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(1,113)	$(510)
Operating cash flows from financing leases	$(62)	$(45)

Other information related to leases where the Company is the lessee is as follows:

As of June 30, 2020
Weighted average remaining lease term:
Operating leases	7.5 years
Finance leases	3.4 years

Weighted average discount rate:
Operating leases	8.0%
Finance leases	3.9%

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
2020	$804	$134
2021	1,599	249
2022	1,523	210
2023	1,490	167
2024	1,451	49
Thereafter	4,679	-
Total lease payments	11,546	809
Less: Present value adjustment	(3,589)	(92)
Total liability	$7,957	717

Current portion	$1,149	225
Long term portion	6,808	492
Total liability	$7,957	717

NOTE 10 – NOTES PAYABLE

The Company’s notes payable consisted of the following:

	Balance as of June 30, 2020	Balance as of December 31, 2019
Trico Notes Payable Assumed	$53	$78
Tech-Gas Acquisition Promissory Note	3,846	-
Tech-Gas Acquisition Non-Competition Note	4,196	-
PPP Promissory Note	1,993	-
SpyGlass Note Payable	520	520
PowerUp Lending Promissory Note	175	-
Total Notes Payable	10,783	598

Current portion	3,232	-
Long-term portion	7,551	598
Total Notes Payable	$10,783	$598

Trico Notes Payable Assumed

On April 3, 2018, in conjunction with the acquisition, the Company assumed approximately $0.3 million in promissory notes payable by Trico Welding Supplies, Inc. (“Trico”), when the Company completed the acquisition of Trico. Trico is obligated under seven promissory notes with interest rates ranging between 4.75-6.75%. As of June 30, 2020, and December 31, 2019, the total principal balance payable by Trico was approximately $0.1 million and $0.1 million, respectively.

Tech-Gas Acquisition Promissory Note

As discussed in “Note 4 – Acquisitions,” the Company purchased all of the issued and outstanding membership interests in Tech-Gas Solutions, LLC for the Purchase Price. At closing, the Company paid the Sellers $4 million in cash, with the remaining $4 million Purchase Price balance to be paid pursuant to a multi-year Seller debt financing arrangement structured as a promissory note with a principal amount of $4 million, a term of 24 months, an interest rate of 8% per annum, and secured by Membership Interest Pledge Agreement pledging the membership interests purchased in the Acquisition as security for the repayment of the Promissory Note. As of June 30, 2020, the total principal balance was approximately $3.9 million.

Tech-Gas Acquisition Non-Competition Note

In conjunction with the Tech-Gas Acquisition, the Company entered into a Membership Interest Purchase and Sale Agreement with the owners of Tech-Gas Solutions, LLC for the purchase of all of the issued and outstanding membership interests owned by the Sellers in Tech-Gas Solutions, LLC. In addition to the acquisition, confidentiality, non-solicitation and non-competition agreements were entered into between the Company and the Sellers of Tech-Gas Solutions, LLC on May 26, 2020. Total consideration for the non-compete agreements was $4.2 million and will be paid over the contractual term of the agreement, which is 5 years.

Paycheck Protection Program Promissory Note and Agreement

On May 8, 2020, we entered into a Paycheck Protection Program Promissory Note and Agreement with Wells Fargo Bank, N.A. in the principal amount of $2 million with a fixed interest rate of 1.00% and a term of 2 years. The Loan was provided to the Company pursuant to the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The Loan is forgivable if the Company provides to the Lender, in Lender’s sole discretion, sufficient documentation that (i) the Company used all of the Loan proceeds for the forgivable purposes set forth in Paragraph 7 of the Loan and (ii) employee and compensation levels are maintained. The Loan contains such other terms as are common in commercial promissory note and loan agreements.

Power Up Lending Convertible Promissory Note

On June 4, 2020, the Company entered into a Securities Purchase Agreement for the sale of a convertible promissory note in the aggregate principal amount of approximately $0.2 million to Power Up Lending Group Ltd.. The Note has an interest rate of 8% per annum and a term of 12 months. The Lender has the right to convert the Note into shares of the Company’s common stock beginning on the date that is 180 days from the issuance date of the Note. The Note may be converted at a 25% discount to the average of the three lowest trading prices of the Company’s common stock during the ten (10) trading day period immediately prior to the conversion date. The Company has the right to prepay the Note at any time within the first 180 days from the issuance date of the Note. As of June 30, 2020, the total principal balance remaining on the note is $0.2 million.

At June 30, 2020, minimum future payments under the notes payable are as follows:

For the year ended December 31,	Amount
2020	$2,327
2021	7,033
2022	1,423
Total minimum future payments	$10,783

Current portion	$3,232
Long term portion	7,551
Total notes payable	$10,783

NOTE 11 – FUTURE REVENUE PAYABLES

	Face Value	Repayments	Loan Origination Fees	Discounts	Amortization of Disc	Balance as of June 30, 2020
Apex Funding Source	745	(233)	(110)	(245)	111	268
BMF Capital	1,500	(470)	(145)	(499)	206	592
Reserve Funding Group, LLC	750	(197)	(50)	(249)	79	333
Velocity Capital	476	(135)	(22)	(151)	49	217
TGS AR	1,583	(25)	-	-	-	1,558
Total Future Revenue Payables	5,054	(1,060)	(327)	(1,144)	445	$2,967

On May 22, 2020, the Company entered into a non-recourse agreement for the purchase and sale of future receipts with Apex Funding Source. The Company received net cash proceeds of $0.5 million for the future receipts of revenues in the amount of approximately $0.7. The Company recorded a liability of approximately $0.7 million and a debt discount for approximately $0.4 million, which represents the original issue discount and the fees paid in association with the financing. The debt discount will be amortized to interest expense over the life of the agreement. Under the terms of the agreement the Company is required to make minimum weekly payments in the aggregate of approximately $0.05 million. The Company made a total of five payments during the three months ended June 30, 2020 for approximately $0.2 million. As of June 30, 2020, the payable amount for this financing agreement was approximately $0.5 million ($0.3 million net of discount).

On May 22, 2020, the Company entered into a non-recourse agreement for the purchase and sale of future receipts with BMF Capital. The Company received net cash proceeds of approximately $0.9 million for the future receipts of revenues in the amount of approximately $1.5 million. The Company recorded a liability of approximately $1.5 million and a debt discount for approximately $0.6 million, which represents the original issue discount and the fees paid in association with the financing. Under the terms of the agreement the Company is required to make minimum weekly payments in the aggregate of approximately $0.1 million. The Company made a total of five payments during the three months ended June 30, 2020 for approximately $0.5 million. As of June 30, 2020, the payable amount for this financing agreement was approximately $1 million ($0.6 million net of discount).

On May 27, 2020, the Company entered into a non-recourse agreement for the purchase and sale of future receipts with Reserve Funding Group, LLC. The Company received net cash proceeds of $0.5 million for the future receipts of revenues in the amount of approximately $0.7 million. The Company recorded a liability of approximately $0.7 million and a debt discount for approximately $0.3 million, which represents the original issue discount and the fees paid in association with the financing. Under the terms of the agreement the Company is required to make minimum weekly payments in the aggregate of approximately $0.05 million. The Company made a total of five payments during the three months ended June 30, 2020 for approximately $0.2 million. As of June 30, 2020, the payable amount for this financing agreement was approximately $0.6 million ($0.3 million net of discount).

On May 28, 2020, the Company entered into a non-recourse agreement for the purchase and sale of future receipts with Velocity Capital Group. The Company received net cash proceeds of approximately $0.1 million for the future receipts of revenues in the amount of approximately $0.2 million. The Company recorded a liability of approximately $0.3 million and a debt discount for approximately $0.1 million, which represents the original issue discount and the fees paid in association with the financing. Under the terms of the agreement the Company is required to make daily payments in the aggregate of approximately $0.003 million. The Company made a total of eighteen payments during the three months ended June 30, 2020 for approximately $0.1 million. As of June 30, 2020, the payable amount for this financing agreement was approximately $0.2 million ($0.2 million net of discount).

On June 2, 2020, the Company, through its wholly owned subsidiary Tech-Gas Solutions, LLC, entered into a non-recourse agreement for the purchase and sale of future receipts with Velocity Capital Group. The Company received net cash proceeds of approximately $0.2 million for the future receipts of revenues in the amount of approximately $0.3 million. The Company recorded a liability of approximately $0.3 million and a debt discount for approximately $0.1 million, which represents the original issue discount and the fees paid in association with the financing. Under the terms of the agreement the Company is required to make daily payments in the aggregate of approximately $0.003 million. The Company made a total of eighteen payments during the three months ended June 30, 2020 for approximately $0.1 million. As of June 30, 2020, the payable amount for this financing agreement was approximately $0.2 million ($0.1 million net of discount).

In conjunction with the Tech-Gas Acquisition as described in Note 4 - Acquisitions, the Company entered into an Accounts Receivable Letter Agreement with the owners of Tech-Gas Solutions, LLC for the payment of accounts receivable owed to the Sellers in the amount of approximately $1.6 million. As such, the obligation outstanding is to the Company’s wholly owned subsidiary, Tech-Gas Solutions, LLC. The Company will pay to the Sellers a total of $0.03 million per week until the accounts receivables balance outstanding on May 26, 2020 is paid in full. As of June 30, 2020, the Company had made one payment of $0.03 million. As of June 30, 2020, the amount remaining was approximately $1.6 million.

NOTE 12 - STOCKHOLDERS’ EQUITY

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

Common Shares Issued for Marketable Securities

On March 30, 2020, the Company received 7,000,000 shares of common stock valued at approximately $0.3 million from a publicly traded company for a private placement of restricted common stock offered to the Company’s officers and directors. In connection with the offering, the CEO purchased an aggregate of 3,043,479 shares of restricted common stock at a total fair value of approximately $0.3 million. As of June 30, 2020, the marketable securities had declined in value. As a result, an additional $0.07 million loss was recorded in the current quarter. The cumulative year-to-date unrealized loss is $0.14 million.

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

On May 6, 2020, the Company issued 138,000 shares of restricted common stock as compensation for consulting services. The total fair value of the shares on the date of issuance was approximately $0.02 million. The shares were fully vested on the date of issuance and were charged to the statement of operations for the three months ended June 30, 2020. The shares were not issued from the Company’s equity compensation plan.

Common Shares Issued for Settlement

On January 15, 2020, the Company entered into a Settlement Agreement with YA II PA, Ltd. and in connection with the settlement of litigation the Company issued YA II PN, Ltd. a total of 2,375,000 shares of unrestricted stock, valued at a total fair value of approximately $0.3 million. The shares were issued as a settlement for a previously accrued liability for the year ended December 31, 2019

Common Shares Issued as Partial Corporate Lease Deposit

On June 3, 2020, the Company issued 1,667,667 shares of restricted common stock to the landlord of its corporate headquarters in Peoria, Arizona in lieu of cash for partial payment of the Company’s lease deposit. The Company issued shares with a fair value of approximately $0.3 million. The approved book value of the shares was $0.2 million, which resulted in a loss upon issuance of the shares in the amount of $0.1 million and was recorded as an operating expense. The shares were fully vested on the date of issuance and were charged to the statement of operations for the three months ended June 30, 2020. The shares were not issued from the Company’s equity compensation plan.

Common Shares Issued as a Private Offering

On June 15, 2020, the Company closed a private placement of restricted common stock offered to accredited investors. In connection with the private placement, the Company entered into subscription agreements with seven accredited investors. Pursuant to the terms of the Subscription Agreement(s), the Company sold, in the aggregate, 9,000,000 shares of restricted common stock. Total gross proceeds amounted to $0.9 million.

Capital Contributions from Former Parent

On March 31, 2020, Taronis Fuels, Inc. and BBHC, entered into a Memorandum of Understanding for the purpose of settling certain indemnity obligations of BBHC owed to the Company per the Section 3.03 of the Master Distribution Agreement entered into by and between Taronis Fuels, Inc. and BBHC on December 2, 2019. The capital contributions made by BBHC during the first and second quarters of fiscal year 2020 of approximately $5 million and $0 million, respectively. The payments were meant to indemnify the Company for liabilities and other costs incurred after the spin-off.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

License Agreement

On April 17, 2020, we entered into an Amended and Restated License Agreement (“License Agreement”) with BBHC, the Company’s former parent. The License Agreement amends and restates in its entirety, with retroactive effect, that certain Distribution and License Agreement entered into with BBHC on July 16, 2019. The License Agreement expands BBHC’s intellectual property protections throughout the world, including locations where the Company intends to operate, but for which BBHC may not have intellectual property protection. The fundamental terms of the License Agreement remain and include: (a) the Company’s exclusive worldwide rights to manufacture and distribute the proprietary metal cutting fuel MagneGas® as well as any other gases created using the equipment and methods claimed by BBHC’s patents, (b) certain other rights related to the Company’s use of BBHC’s trademarks, patents, software and other intellectual property and (c) the Company’s ability to commercially manufacture and sell the Venturi® Flow Submerged Plasma Arc Gasification Units for the creation of gases. The Company will pay to BBHC, on a monthly basis, a seven percent (7%) royalty on any net cash proceeds received by the Company in relation to the use of any intellectual property comprising the Licensing Agreement. The License Agreement does not convey use of BBHC’s intellectual property portfolio for any use related to water sterilization/decontamination technology applications. As of June 30, 2020, and 2019, the Company did not incur a license expense.

NOTE 14 - NATURE OF SALE OF GASIFICATION EQUIPMENT TO FORMER PARENT

During the second quarter of fiscal year 2020, the Company sold a 300 KW gasification unit to its former parent, BBHC, Inc. for $3 million. The $3 million transaction price was determined by using a pre-existing contract associated with the Taronis Turkey Joint Venture “TTJV” as a proxy for fair market value for an arm’s length transaction. Refer to Note 6 – Investment in Joint Ventures for additional details regarding the TTJV. The TTJV’s contract’s rate was stated at $3.75 million, however a discount of $0.75 million was applied to the gasification unit sale to reflect the used nature of the unit sold and the fact the unit had been in operation for several years, but was not greater than 20% into its estimated useful life. Both the Company’s and BBHC’s Board of Directors approved the transaction. No further performance obligations were required, as the unit was sold “as-is” with no obligations for technical support or maintenance as the unit was fully operational at the time of sale. The sale was finalized in April 2020 and was fully paid for during the same month.

In accordance with the Company’s revenue recognition policy, all three performance obligations were satisfied (i.e. the unit was delivered and all services were provided) during the second quarter. As such, all $3 million in revenue associated with the unit sale was recognized during the second quarter.

NOTE 15 – SUBSEQUENT EVENTS

Acquisitions

On August 3, 2020, the Company and its wholly owned subsidiary, Taronis-TAS, LLC, entered into an Asset Purchase Agreement with Tech Air of South Florida, Inc., a Florida corporation, for the purchase of substantially all of the Seller’s tangible and intangible business assets. The total purchase price for the assets was $2 million. At closing, the Company paid total cash consideration of $1.5 million and executed a secured promissory note for the benefit of the Seller in the amount of $0.5 million. The promissory note has a term of 12 months and an interest rate of 5% per annum and is secured by a pledge of all of the membership interests of Taronis-TAS, LLC.

Future Revenues Payables

On July 2, 2020, the Company, through its wholly owned subsidiary, entered into a non-recourse agreement for the purchase and sale of future receipts with Reserve Funding Group, LLC. The Company received net cash proceeds of $0.9 million for the future receipts of revenues in the amount of approximately $1.3 million. Under the terms of the agreement the Company is required to make minimum weekly payments in the aggregate of approximately $0.09 million.

On August 3, 2020, the Company entered into a second non-recourse agreement for the purchase and sale of future receipts with Reserve Funding Group, LLC. The Company received net cash proceeds of $1.3 million for the future receipts of revenues in the amount of approximately $1.95 million. Under the terms of the agreement the Company is required to make minimum weekly payments in the aggregate of approximately $0.06 million.

Recent Sales of Unregistered Securities

As previously reported, on June 15, 2020, the Company closed a private placement of restricted common stock offered to certain accredited investors. On July 6, 2020, the Company reopened, on a limited basis, the private placement and entered into a subscription agreement with one additional accredited investor (“Subscription Agreement”). Pursuant to the terms of the Subscription Agreement, the Company sold 1,000,000 shares of restricted common stock at a price of $0.10 per share for gross proceeds of $0.1 million.

On August 7, 2020, the Company closed a private placement of Debentures and Warrants (defined below) (the “Offering”). In connection with the Offering the Company entered into a securities purchase agreement (the “Purchase Agreement”) with several accredited investors (each a “Purchaser”, and collectively the “Purchasers”). Pursuant to the Purchase Agreement, the Company agreed to sell to the Purchasers (i) 12.5% original issue discount senior subordinated secured convertible debentures in the aggregate principal amount of $6,665,625 (the “Debentures”), and (ii) common stock purchase warrants for the purchase of 74,062,500 shares of the Company’s common stock (the “Warrants”) (collectively, the “Transaction”). The Company received a total of $5,925,000 in gross proceeds from the Offering, taking into account the 12.5% original issue discount, before deducting offering expenses and commissions, including the placement agent’s commission of $605,376, reimbursement of the placement agent’s and lead investor’s legal fees in the aggregate amount of $38,325 and escrow agent fees of $4,000. The Company also agreed to issue to the placement agent, as additional compensation, a common stock purchase warrant for the purchase of 7,406,250 shares of the Company’s common stock, in the same form as the Warrants. The Company has the discretion to re-open the Offering on a limited basis until September 15, 2020 to maximize the gross proceeds of $6,500,000 authorized under the Offering, which if maximized, would increase the total face amount of Debentures sold to $7,312,500 with corresponding increases in the number of Warrants granted and fees incurred, all in accordance with the Transaction documents.

On August 13, 2020, the Company issued 200,000 shares of common stock to the previous owners of Tech-Gas Solutions, LLC as acquisition compensation. On the date of issuance, each share had a fair value of $0.12.

New Subsidiary Formation

On July 28, 2020, the Company formed a new wholly owned subsidiary named Taronis-TAH, LLC. The new subsidiary was formed under the laws of the State of Florida.

On July 31, 2020, the Company formed a new wholly owns subsidiary named Taronis-TAS, LLC. The new subsidiary was formed under the laws of the State of Florida.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Concerning Forward-Looking Statements

The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements. Forward-looking statements include, but are not limited to, statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions that are not statements of historical facts. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “continue,” “should,” “would,” “could,” “potentially,” “will,” “may” or similar words and expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements.

The forward-looking statements in this document are based upon various assumptions, many of which are based on management’s discussion and analysis or plan of operations and elsewhere in this Report. Although we believe that these assumptions were reasonable when made, these statements do not guarantee future performance and are subject to certain risks and uncertainties, some of which are beyond our control, and are difficult to predict. Actual results could differ materially from those expressed in forward-looking statements as a result of the risk factors we describe in our filings with the SEC, including our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q. There also may be other risks that are currently unknown to us or that we are unable to predict at this time. Readers are cautioned not to place undue reliance on any forward-looking statements, which reflect management’s view only as of the date of this Report. We do not have any intention or obligation to update any forward-looking statement, whether as a result of new information or future events, after the date of this Quarterly Report on Form 10-Q, except as required by applicable law.

Impact of COVID-19

During the first quarter of 2020, the outbreak of COVID-19 evolved into a global pandemic, which caused a significant downturn in the global economy. The COVID-19 global pandemic continued into the second quarter of 2020. There are various uncertainties that have arisen from the COVID-19 pandemic. While management is continuing to monitor the impact of the pandemic on the Company, including its employees, customers, stockholders, and other business partners and stakeholders, it is difficult to predict the impact that the pandemic will have on future results of its operations, financial position, and liquidity, if any. This has caused some uncertainties around various accounting estimates. Due to these uncertainties, our accounting estimates may change, as management’s assessment of the impacts of the COVID-19 pandemic continues to evolve.

During the first two quarters of 2020, the outbreak of COVID-19 evolved into a global pandemic, which caused a significant downturn in the global economy. The Company continues to operate its business through the COVID-19 pandemic and has taken additional precautions to ensure the safety of its employees, customers, vendors, and the communities in which it operates. As part of the Company’s efforts to safeguard its employees and promote business continuity, management has implemented a work from home policy for all its employees where possible.

There are various uncertainties that have arisen from the COVID-19 pandemic. While management is continuing to monitor the impact of the pandemic on the Company, including the impact on its employees, customers, vendors, stockholders, and other business partners and stakeholders, it is difficult to predict the impact that the pandemic will have on future results of its operations, financial position, and liquidity, if any, as this is outside of the Company’s control. The scope, duration and magnitude of the direct and indirect effects of COVID-19 are evolving and in ways that are difficult or impossible to anticipate. This has caused some uncertainties around various accounting estimates. Due to these uncertainties, our accounting estimates may change, as management’s assessment of the impacts of the COVID-19 pandemic continues to evolve. In addition, our results in the first and second quarters of 2020 may not be indicative of the impact COVID-19 could have on the Company’s results for the remainder of 2020.

Overview

Taronis Fuels, Inc. (the “Company,” “we,” “us,” or “our”) is a renewable fuel and power generation company. Our primary business objective is the production of sustainable, socially responsible alternatives to existing fossil fuel and industrial gas products. Our first commercially viable product is a metal cutting fuel called “MagneGas”. MagneGas is a proprietary synthetic gas comprised primarily of hydrogen that is produced by the Company from its patented Venturi® Flow Submerged Plasma Arc Gasification Units (“Gasification Units”). The Gasification Units are patent protected, and the technology has been licensed to the Company through an exclusive worldwide license.

Subsequent Events

Included in Note 1 to Financial Statements.

Results of Operations

Comparison for the three and six months ended June 30, 2020 and 2019

Revenues

For the three months ended June 30, 2020 and 2019 we generated revenues of approximately $8.9 million and approximately $5.9 million, respectively. The approximate $3 million (50.6%) increase was largely attributable to the sale of a 300KW Venturi arc gasification unit to BBHC. The Company also generated approximately $1.4 million in specialty gas sales as a wholesale gas supplier of the heating, ventilation and air conditioning (“HVAC”) to markets in Georgia, Florida and Texas through its subsidiary, Taronis-TGS, LLC. Taronis-TGS, LLC is a subsidiary newly formed during the second quarter, which enabled Taronis Fuels, Inc. to acquire an established HVAC wholesale gas supply company on May 26, 2020. Growth in the wholesale gas segment offset the negative impact of COVID-19 on existing retail sales through the Company’s MagneGas Welding Supply industrial gas and welding supply retail network.

For the six months ended June 30, 2020 and 2019 we generated revenues of approximately $13.8 million and approximately $10.8 million, respectively. The $3 million increase in sales was largely attributable to the sale of a 300KW Venturi arc gasification unit. As noted above, the added wholesale gas revenues under TGS offset the negative impact of COVID-19 on retail industrial gas and welding supply sales.

Gross income for the three months ended June 30, 2020 was approximately $7.2 million, representing an approximate $4.4 million increase as compared to $2.8 million for the three months ended June 30, 2019. The 157.4% increase was due in part to the $2.7 million in gross income generated from the 300KW Venturi plasma arc gasification unit sale. The remaining $1.8 million in increased gross profits was due in part to an in increase in industrial gas sales and cylinder sales in the HVAC wholesale market as a component of overall revenues, as well an improvement in industrial gas margins, which improved to 80.7% in the second quarter, as compared to 47.2% in the second quarter of 2019. The improvement was in part due to installation of an industrial gas fill plant to service the Company’s Florida market, as well as improved pricing power with suppliers.

Gross income for the six months ended June 30, 2020 was approximately $9.6 million, representing an approximate $4.6 million increase as compared to $5 million for the six months ended June 30, 2019. Of the $4.6 million increase, approximately $2.7 million of the improvement was due to the sale of a 300KW Venturi plasma arc gasification unit sale. The remaining improvement in gross income was largely due to overall improved margins on industrial gas sales, which were 63.16% for the six months ended June 30, 2020, as compared to 45.9% for the same period in 2019. The improvement was in part due to installation of an industrial gas fill plant to service the Company’s Florida market, as well as improved pricing power with suppliers.

Operating Expenses

Operating expenses were approximately $5.5 million for the three months ended June 30, 2020 as compared to approximately $4 million for the three months ended June 30, 2019. The increase of approximately $1.5 million was largely due to an increase in payroll. The Company recorded approximately $3.1 million in total payroll and benefits expense during the second quarter of 2020, as compared to approximately $2.1 million for the second quarter of 2019. The $1 million increase was largely due to the increased headcount for personnel added in research and engineering, gasification unit manufacturing staffing in Arizona, sales personnel for the MagneGas Welding Supply sales team, and the new corporate headquarters in Peoria, Arizona. The increase also included approximately $0.3 million in non-cash stock compensation paid as a one-time incentive to a newly added independent director. Outside of payroll, all other operating expenses were $2.4 million for the three months ended June 30, 2020, as compared to $1.9 million for the same period in 2019. The $0.5 million increase was primarily due to a $0.2 million increase in amortization and depreciation expenses, as well as the launch of the new corporate headquarters and manufacturing facility in Arizona.

Operating expenses were approximately $11.4 million for the six months ended June 30, 2020 as compared to approximately $7.7 million for the six months ended June 30, 2019. Of the overall $3.7 million increase, payroll was the largest single increase. Payroll for the six months ended June 30, 2020 was $6.2 million as compared to $3.6 million. The $2.6 million increase was primarily due to the added staffing in the second half of 2019 in preparation for the Company’s relocation to Arizona, including new hires for internal accounting, external reporting, procurement, marketing and administration personnel. During the first six months of 2020, the research and engineering team added a director of manufacturing for the mass production of Units, a director of MagneGas production for domestic national gas production, as well as procurement and supply chain personnel for the international shipping of Units. Overall staffing expenses are expected to remain at or below these levels for the remainder of 2020.

Net Loss

Our operating results for the three months ended June 30, 2020 have recognized gains in the amount of approximately $1.2 million compared to losses of approximately $1.2 million for the three months ended June 30, 2019. The $2.4 million improvement in profitability was primarily due to the increased level of sales, the improvement in gross margins, and proportional expense control relative to sales growth.

Our operating results for the six months ended June 30, 2020 have recognized losses in the amount of approximately $2.3 million compared to approximately $2.5 million for the six months ended June 30, 2019. The $0.2 million net improvement was due to increased level of sales, the improvement in gross margins, and proportional expense control relative to sales growth.

Liquidity and Capital Resources

As of June 30, 2020, the Company had cash of approximately $0.2 million and has reported net income of approximately $1.2 million during the three months ended June 30, 2020 and a net loss of $2.3 million year to date. The Company has used cash in operations of approximately $4.1 million for the six months ended June 30, 2020. Partly offsetting our negative cash flows, as of June 30, 2020, the Company had a positive working capital position of approximately $0.7 million, and a stockholder’s equity balance of approximately $38.5 million. Our primary source of capital has historically come from equity and debt financing transactions.

The significant improvement in profitability is expected to largely continue, as the impact of the TGS acquisition has increased sales from the combined wholesale and retail sales channels in the United States by 80%. Domestic sales averaged $1.6 million in the first five months of 2020 and improved to over $2.8 million in June. The sharp increase was almost entirely due to the added wholes gas sales from TGS, which has historically grown rapidly using an organic sales model. TGS has historically generated high gross margins and significant profitability. TGS is also benefitting from the COVID-19 pandemic, as the work-from-home and stay-at-home initiatives in Georgia, Florida and Texas have generated increased demand for air conditioning maintenance and repair, which positively impacts demand for TGS’ industrial gas products.

Overall, the Company anticipates a continued improvement in demand for its retail products sold through its MagneGas Welding Supply retail network. The Company also anticipates that TGS revenues and profitability will continue to grow as the Company expands TGS into the California and Arizona markets in the second half of 2020. The expected growth in revenues and gross income is expected to outpace the growth in operating expenses. As a result, the Company believes that its ability to independently fund its operations going forward have significantly improved and will continue to improve in coming quarters.

Our primary source of capital has historically come from equity and debt financing transactions, including a $6.8 million convertible note closed on August 7, 2020. The Company actively utilized debt and credit financings, including approximately $0.8 million in short term debt, $8 million in seller financing for the TGS acquisition, and $2 million for Payroll Protection Plan (“PPP”) loan. While the PPP loan is expected to be forgiven before year end, the Company has significant debt service obligations and a limited track record of recent profitability.

The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan, continue to scale revenue from operations, and its ability to raise additional funds by way of public or private equity offerings or through the use of indebtedness. As a result, there is still substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements.

Our plans and expectations for the balance of the fiscal year from the date of filing this quarterly report may include raising debt capital to help fund commercial operations, acquisitions and organic growth. The Company may also evaluate the opportunity to raise equity capital in order to reduce its indebtedness. We utilized cash in our operations of approximately $0.7 million per month for the first six months of 2020, but this has improved significantly recently, and our reliance on outside capital is decreasing rapidly.

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

Cash Flows from Operations

Cash flows from continuing operations for operating, financing and investing activities for the six months ended June 30, 2020 and 2019 are summarized in the following table:

	Six Months Ended June 30,
	2020	2019
	(unaudited)
Operating activities	$(4,078)	$(1,643)
Investing activities	(5,579)	(8,970)
Financing activities	9,710	10,660

Net increase in cash from continuing operations	$53	$47

For the six months ended June 30, 2020, we used cash of approximately $4.1 million in operations in 2020, equating to approximately $0.7 million used per month. Our cash use for the six months ended June 30, 2020 and 2019 was primarily attributable to cash used to reduce vendor balances, accrued expenses and other short-term liabilities. During the six months ended June 30, 2020, cash used by investing activities consisted of approximately $5.6 million. During the six months ended June 30, 2019, cash used by investing activities consisted of approximately $9 million primarily due to the acquisition of all of the stock of two companies and the assets of another company and purchases of property and equipment. Cash provided by financing activities for the six months ended June 30, 2020 was approximately $9.7 million as compared to cash provided by financing activities for the six months ended June 30, 2019 of approximately $10.7 million. The net increase in cash during the six months ended June 30, 2020 and June 30, 2019 was approximately $0.05 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and chief financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of June 30, 2020, our chief executive officer and chief financial officer concluded that Company’s disclosure controls and procedures were not effective.

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

Management has not completed a proper evaluation, risk assessment and monitoring of the company’s internal controls over financial reporting as of June 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result, management has concluded controls were not effective and identified material weaknesses in internal control over financial reporting.

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

The Company did not maintain effective controls over accounting for certain transactions related to the spin-off from the former Parent, BBHC. As a result, the Company recorded in its Annual Report on Form 10-K land and building fixed assets, a promissory note and two future revenue payable agreements that were assets and obligations of the former Parent. The error resulted in the revision of our audited financial statements for the year ended December 31, 2019. Accordingly, our management has determined this control deficiency constitutes a material weakness.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of June 30, 2020, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2020 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. Notwithstanding the foregoing, on June 4, 2020, the Company engaged a highly reputable outside accounting firm to assist us with improving our internal controls over financial reporting such that we will be well positioned to have our independent registered public accounting firm conduct a Sarbanes-Oxley Section 404 audit in connection with our 2020 Annual Report. To date, the Company has completed a number of key steps in the process, including but not limited to, all employee interviews, finalization of our financial reporting narrative, finalization of our accounts payable narrative, and finalization of our accounts receivable narrative. We have received our initial financial control evaluation and have taken steps to implement procedures where we have weaknesses to enhance our control mechanisms company wide.

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

As of June 30, 2020, we had goodwill of approximately $19.1 million, which represented approximately 29% of our total assets. Accounting standards require us to test goodwill for impairment annually, and more frequently when events or changes in circumstances indicate impairment may exist. There can be no assurance that reviews of our goodwill and other intangible assets will not result in impairment charges. Although it does not affect cash flow, an impairment charge does have the effect of decreasing our earnings, assets and stockholders’ equity. Factors that could indicate our goodwill or intangible assets are impaired include a decline in our stock price and market capitalization or lower than projected operating results and cash flows. Our stock price historically has shown volatility and often fluctuates significantly in response to market and other factors. Declines in our stock price or lower operating results could increase the risk of impairment. If we determine that further impairment exists, it may result in a significant non-cash charge to earnings and lower stockholders’ equity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of 2020, the Company issued 138,000 shares of restricted common stock in payment for consulting services and 1,666,667 shares as a down payment for a corporate office lease. The Company also issued 9 million shares as part of a private offering. The total value of these issuances was approximately $0.9 million. These shares were partially amortized as stock-based compensation during the six months ended June 30, 2020.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.1	Amended & Restated License Agreement	8-K	10.1	4/17/2020
10.2	“Form of” Membership Interest Purchase and Sale Agreement	8-K	10.1	5/28/2020
10.3	“Form of” Promissory Note	8-K	10.2	5/28/2020
10.4	“Form of” Membership Interest Pledge Agreement	8-K	10.3	5/28/2020
10.5	Form of Subscription Agreement	8-K	10.1	6/18/2020
10.6	Form of Convertible Debenture	8-K	10.1	8/10/2020
10.7	Form of Warrant	8-K	4.1	8/10/2020
10.8	Form of Securities Purchase Agreement	8-K	10.2	8/10/2020
10.9	Form of Security Agreement	8-K	10.3	8/10/2020
10.10	Form of Subsidiary Guaranty	8-K	10.4	8/10/2020
31.1	Certification of Principal Executive Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance.				X
101.SCH	XBRL Schema.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X
101.PRE	XBRL Presentation.				X

* This certification is furnished and not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated into any filing under the Securities Act of 1933, as amended, or Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporated it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Taronis Fuels, Inc.

By:	/s/ Scott Mahoney
Scott Mahoney
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 18, 2020

By:	/s/ Tyler B. Wilson
Tyler B. Wilson, Esq.
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated:	August 18, 2020

