Form 10-Q
period 2020-09-30
Taronis Fuels, Inc.
filed 2020-11-19
CIK 1778805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 205

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2020.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934;

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

As of November 19, 2020 there were 340,362,615 shares of the issuer’s $0.000001 par value common stock issued and outstanding.

TARONIS FUELS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q REPORT

September 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Taronis Fuels, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)	(Revised)
Assets

Current Assets

Cash	$212	$141
Accounts receivable, net of allowance for doubtful accounts of $401 and $832, respectively	10,553	2,939
Inventory	7,257	3,639
Prepaid commissions	1,230	1,180
Prepaid other	511	75
Total Current Assets	19,762	7,974

Property and equipment, net of accumulated depreciation of $4,680 and $3,692, respectively	19,360	16,832
Operating leases right-of-use assets, net of accumulated amortization of $1,582 and $660, respectively	9,239	3,714
Financing leases right-of-use assets, net of accumulated depreciation of $310 and $126, respectively	688	226
Investments in and advances to affiliates	840	752
Intangible assets, net of accumulated amortization of $294 and $0, respectively	3,902	-
Restricted deposit	937	868
Security deposits	448	35
Goodwill	21,146	11,623

Total Assets	$76,322	$42,024

Liabilities and Stockholders’ Equity

Current Liabilities

Accounts payable	$5,352	$2,895
Accrued expenses	2,116	978
Deferred revenue	5,044	647
Operating leases liability, current	1,152	744
Financing leases liability, current	320	72
Future revenue payables, net of discount of $1,548 and $0, respectively	3,966	-
Senior convertible debentures, net of discount of $7,438 and $0, respectively	212	-
Notes payable, current, net of discount of $14 and $0, respectively	6,585	-

Total Current Liabilities	24,747	5,336

Long Term Liabilities
Operating leases liability, net of current	7,625	2,970
Financing leases liability, net of current	686	168
Notes payable, net of current and discount $14 and $0, respectively	3,741	598
Total Liabilities	36,799	9,072

Commitments and Contingencies

Stockholders’ Equity
Common stock: $0.000001 par; 950,000,000 shares authorized; 181,005,526 shares issued and outstanding at September 30, 2020 and 138,737,026 shares issued and outstanding at December 31, 2019.	2	1
Additional paid-in-capital	54,495	38,217
Due from BBHC, Inc.	(2,198)	-
Accumulated deficit	(12,773)	(5,266)

Total Stockholders’ Equity	39,524	32,952

Total Liabilities and Stockholders’ Equity	$76,322	$42,024

See accompanying notes to the condensed consolidated financial statements (unaudited)

Taronis Fuels, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In Thousands, except share and per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019

Revenue:
Sales revenue	$9,662	$5,360	$23,464	$16,133

Cost of revenues	(3,365)	(2,566)	(7,551)	(8,453)
Gross Profit	6,296	2,794	15,913	7,680

Operating Expenses:
Selling, general and administration	(8,490)	(4,894)	(19,884)	(12,405)
Loss on settlement of lease liability	-	-	(85)	-
Total Operating Expenses	(8,490)	(4,894)	(19,969)	(12,405)

Operating (Loss)	(2,194)	(2,100)	(4,056)	(4,725)

Other Income (Expenses):
Interest expense	(2,383)	(38)	(2,870)	-
Other income (expense)	(406)	(72)	(406)	(31)
Realized loss on sale of marketable securities	(175)	-	(175)	-
Total Other Income (Expense)	(2,965)	(110)	(3,452)	(31)

Net Loss	$(5,159)	$(2,210)	$(7,508)	$(4,756)

Net Loss per share: Basic and diluted	$(0.03)	$(0.02)	$(0.05)	$(0.03)

Weighted average common shares: Basic and diluted	169,847,977	138,287,385	155,998,802	138,287,385

See accompanying notes to the condensed consolidated financial statement (unaudited)

4

Taronis Fuels, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In Thousands)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019

Comprehensive Loss:
Net loss	$(5,159)	$(2,210)	$(7,508)	$(4,756)

Other comprehensive loss, net of tax:
Unrealized loss on marketable securities	140	-	-	-

Total Comprehensive Loss	$(5,019)	$(2,210)	$(5,085)	$(4,756)

Taronis Fuels, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2020 and 2019

(In Thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional Paid-in-	Due from BBHC,	Accumulated Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Inc.	Loss	(Deficit)	Equity
Balance at January 1, 2020	138,737,026	$1	$38,217	$-	$-	$(5,266)	$32,952
Common shares issued for cash	1,358,697	-	125	-	-	-	125
Common shares issued for marketable securities	3,043,479	-	280	-	-	-	280
Common shares issued for services	7,117,535	1	727	-	-	-	728
Common shares issued for settlement	2,375,000	-	332	-	-	-	332
Capital contributions from former Parent	-	-	5,022	-	-	-	5,022
Net loss for the three months ended March 31, 2020	-	-	-	-	-	(3,506)	(3,506)
Balance at March 31, 2020	152,631,737	$2	$44,703	$-	$-	$(8,772)	$35,933
Common shares issued for services	138,000	-	16	-	-	-	16
Common shares issued for corporate office lease	1,666,667	-	285	-	-	-	285
Common shares issued for private offering	9,000,000	-	900	-	-	-	900
Other comprehensive loss	-	-	-	-	(140)	-	(140)
Due from BBHC, Inc.	-	-	-	(1,004)	-	-	(1,004)
Capital contributions from former Parent	-	-	1,320	-	-	-	1,320
Net income for the three months ended June 30, 2020	-	-	-	-	-	1,157	1,157
Balance at June 30, 2020	163,436,404	$2	$47,224	$(1,004)	$(140)	$(7,615)	$38,467
Common shares issued for services	650,000	-	83	-			83
Common shares issued for corporate office lease	576,923	-	75	-	-	-	75
Common shares issued for Private Offering	1,000,000	-	140	-	-	-	140
Common shares issued for make whole provision	2,500,000	-	364	-	-	-	364
Common shares issued for warrant exercise	5,750,000	-	517	-	-	-	517
Warrants issued with senior convertible debenture	-	-	4,069	-	-	-	4,069
Unexercised beneficial conversion feature – convertible debt	-	-	1,941	-	-	-	1,941
Stock options granted to employees	-	-	330		-	-	330
Common shares issued for purchase of intellectual property	7,092,199	-	1,000	-	-	-	1,000
Capital contribution to former parent	-	-	(1,250)	-	-	-	(1,250)
Sale of available-for-sale securities	-	-	-	-	140	-	140
Due from BBHC, Inc.	-	-	-	(1,194)	-	-	(1,194)
Net loss for the three months ended September 30, 2020	-	-	-	-	-	(5,158)	(5,158)
Balance at September 30, 2020	181,005,526	$2	$54,495	$(2,198)	$-	$(12,773)	$39,524

Taronis Fuels, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2020 and 2019

(In Thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Net Parent	Additional Paid in	Accumulated	Stockholders’
	Shares	Amount	Investment	Capital	(Deficit)	Equity
Balance at January 1, 2019	-	$-	$20,509	$-	$-	$20,509
Net contributions from Parent	-	-	8,087	-	-	8,087
Net loss for the three months ended June 30, 2019	-	-	(1,322)	-	-	(1,322)
Balance at March 31, 2019	-	$-	$27,274	$-	$-	$27,274
Net contributions from Parent			2,173	-	-	2,173
Net loss for the three months ended June 30, 2019	-	-	(1,224)	-	-	(1,224)
Balance at June 30, 2019	-	$-	$28,223	$-	$-	$28,223
Net contributions from Parent	-	-	3,143	-	-	3,143
Net loss for the three months ended September 30, 2019	-	-	(2,210)	-	-	(2,210)
Balance at September 30, 2019	-	$-	$29,156	$-	$-	$29,156

See accompanying notes to the condensed consolidated financial statements (unaudited)

Taronis Fuels, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	For the nine months ended September 30,
	2020	2019
Cash Flows from Operations
Net Loss	$(7,507)		$(4,756)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,281		839
Amortization of assets under finance leases	133		-
Amortization of right-of-use assets – operating leases	922		573
Common stock issued for services	827		-
Common stock issued for employee stock options	330		-
Common stock issued for make whole provision	364
Deferred revenue	4,396		-
Amortization of debt discount	2,530		(147)
Provision for doubtful accounts	560		419
Loss on settlement of lease liability	85		-
Realized loss on sale of marketable securities	175		-
Funds utilized by joint venture	162		-
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(6,475)		(989)
Inventory	(3,174)		(55)
Prepaids and other current assets	(483)		(118)
Operating lease liabilities	(1,580)		(769)
Accounts payable	1,726		(515)
Accrued expenses	854		962
Net cash used in operating activities	(4,871)		(4,556)

Cash Flows from Investing Activities
Deposit on acquisition	-		(550)
Joint venture contributions	(250)		-
Sale of marketable securities	105		-
Cash paid for acquisitions; net of cash acquired	(5,260)		(5,931)
Purchase of property and equipment	(2,764)		(4,868)
Security deposit	(413)		1,143
Net cash used in investing activities	(8,581)		(10,206)

Cash Flows from Financing Activities
Common stock issued for cash	1,165		-
Warrant exercise	517		-
Principal payments of financing lease obligations	(167)		(107)
Gross proceeds from notes payable	2,169		828
Repayments of notes payable	(1,141)		(414)
Cash received from the sale of future revenue payables	8,408		-
Cash repayment for the sale of future revenue payables	(6,236)		-
Cash received from convertible debenture	6,060		-
Cash paid for financing fees for convertible debenture	(1,327)
Capital contributions from former Parent	4,144		13,403
Net cash provided by financing activities	13,592		13,710

Net increase (decrease) in cash and restricted cash	139		(1,052)

Cash and restricted cash, beginning of period	1,010		2,405

Cash and restricted cash, end of period	$1,149		$1,353

Supplemental disclosure of cash flow information cash paid during the period for:
Interest	$2,879		$2

Supplemental disclosures of non-cash investing and financing activities:
Assets acquired in Tyler Welders Supply acquisition	$-		$1,620
Liabilities assumed in Tyler Welders Supply acquisition	$-		$(653)
Assets acquired in Cylinder Solutions, Inc. acquisition	$-		$376
Liabilities assumed in Cylinder Solutions, Inc. acquisition	$-		$(41)
Assets acquired in Complete Cutting & Welding Supplies, Inc. acquisition	$-		$1,083
Liabilities assumed in Complete Cutting & Welding Supplies, Inc. acquisition	$-		$(316)
Assets acquired in Tech-Gas Solutions, LLC acquisition	$7,048		$-
Liabilities acquired in Tech-Gas Solutions, LLC acquisition	$(2,665)		$-
Assets acquired in Tech-Air of South Florida, Inc. acquisition	$388		$-
Liabilities acquired in Tech-Air of South Florida, Inc. acquisition	$(531)		$-
Right of use assets obtained in exchange for new finance lease liabilities	$6,693		$-
Right of use assets obtained in exchange for new operating lease liabilities	$7,226		$-
Common stock issued for settlement	$332		$-
Common stock issued for corporate office lease	$275		$-
Common shares issued for marketable securities	$280		$-
Debt discount associated with Original Issue Discount	$(4,191)		$-
Liabilities assumed in BBHC Intellectual Property Acquisition	$(250)	$
Common stock issued for intellectual property purchase	$1,000	$
Capital contribution to former parent	$1,250	$
Debt discount associated with origination fees	$3,368	$
Debt discount associated with allocation of warrants	$4,069	$
Debt discount associated with beneficial conversion feature	$1,941	$

See accompanying notes to the condensed consolidated financial statements (unaudited)

Taronis Fuels, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

September 30, 2020

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Taronis Fuels, Inc. (the “Company,” “we,” “us,” or “our”) is a renewable fuel and power generation company. Our primary business objective is the production of sustainable, socially responsible alternatives to existing fossil fuel and industrial gas products. Our first commercially viable product is a metal cutting fuel called “MagneGas”. MagneGas is a proprietary synthetic gas comprised primarily of hydrogen that is produced by the Company from its patented Venturi® Flow Submerged Plasma Arc Gasification Units (“Gasification Units”). The Gasification Units are patent protected in the United States, and we have or are in the process of filing patents under the Patent Cooperation Treaty in other areas of the world. During the three months ended September 30, 2020, we purchased the patents primarily related to the production of MagneGas and the manufacturing, sale and distribution of Gasification Units and related patents, trademarks and other intellectual property from our former parent, BBHC, Inc.

The Company is also a holding company of various gas and welding supply companies doing business as “MagneGas Welding Supply”, including MagneGas Welding Supply-Southeast, LLC, MagneGas Welding Supply-South, LLC, MagneGas Welding Supply-West, LLC, MagneGas Limited (United Kingdom), and MagneGas Ireland Limited (Republic of Ireland). The Company manufactures, sells and distributes its Gasification Units, MagneGas as a metal cutting fuel, and a full line of industrial gases, welding equipment and services to the retail and wholesale metalworking and manufacturing industries. “MagneGas” is produced by our wholly owned subsidiary, MagneGas Production, LLC. The Company also specializes in and supplies the wholesale H.V.A.C. and plumbing supply distributor markets with various gases through its wholly owned subsidiaries Taronis-TGS, LLC and Tech-Gas Solutions, LLC, which we acquired in May 2020.

We were initially organized as a Delaware limited liability company on February 1, 2017, under the name MagneGas Welding Supply, LLC, to be a holding company for our various subsidiary level welding supply companies. On April 9, 2019, we converted MagneGas Welding Supply, LLC into Taronis Fuels, Inc., a Delaware corporation. On July 15, 2019, BBHC, Inc. (“BBHC”), f/ka as Taronis Technologies, Inc., the Company’s former parent, announced that its Board of Directors approved a plan to pursue a separation of its gas and welding supply retail business through a spin-off transaction. On December 5, 2019, we became an independent, publicly traded company and the spin-off was not tax-free to either BBHC, our former parent, or our stakeholders.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. The interim financial statements were prepared on a stand-alone basis for the three and nine months ended September 30, 2020 and were derived from the condensed consolidated financial statements and accounting records of BBHC, the Company’s former parent, for the three and nine months ended September 30, 2019. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended September 30, 2020 and 2019. As this is an interim period financial statement, certain adjustments are not necessary as with a financial period of a full year. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to ensure the information presented is not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2019, which contains the audited financial statements and notes thereto for the years ended December 31, 2019 and 2018. The respective financial statements can be found within the Company’s Form 10-K filed with the SEC on May 22, 2020. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ended December 31, 2020 or for any future interim periods.

Carve-Out Assumptions and Allocations

The condensed consolidated financial statements for the three and nine months ended September 30, 2019, include Taronis Fuels, Inc.’s corporate expenses and administrative expenses allocated from BBHC, the Company’s former parent. These costs have been allocated based on direct usage when identifiable, with the remainder allocated on a pro-rata basis of expenses, headcount or other systematic measures that reflect utilization of services provided to or benefits received by us. Management considers the expense allocation methodology and results to be reasonable.

Impact of COVID-19

During the first quarter of 2020, the outbreak of COVID-19 evolved into a global pandemic, which caused a significant downturn in the global economy. The Company continues to operate its business through the COVID-19 pandemic and has taken additional precautions and adopted operational policies to protect the safety of its employees, customers, vendors, and the communities in which it operates.

There are various uncertainties that have arisen from the COVID-19 pandemic. While management is continuing to monitor the impact of the pandemic on the Company, including the impact on its employees, customers, vendors, stockholders, and other business partners and stakeholders, it is difficult to predict the impact that the pandemic will have on future results of its operations, financial position, and liquidity, if any, as this is outside of the Company’s control. The scope, duration and magnitude of the direct and indirect effects of COVID-19 continue to evolve and in ways that are difficult or impossible to anticipate. This has caused some uncertainties around various accounting estimates. Due to these uncertainties, our accounting estimates may change, as management’s assessment of the impacts of the COVID-19 pandemic continues to evolve. In addition, our results in the first three quarters of 2020 may not be indicative of the impact COVID-19 could have on the Company’s results for the remainder of 2020.

NOTE 2 - GOING CONCERN AND MANAGEMENTS’ PLAN

Our unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As of September 30, 2020, the Company had cash of approximately $0.2 million and reported a net loss for the third quarter of $5.2 million. In addition, the Company reported a year to date net loss of approximately $7.5 million and has used cash in operations of approximately $4.9 million for the period ended September 30, 2020. As of September 30, 2020, the Company had negative working capital of approximately $5 million. The Company utilizes cash in its operations of approximately $0.5 million per month. These factors indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of these financial statements.

The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue from operations, and its ability to raise additional funds by way of a public or private offering or other financing arrangements through the use of indebtedness. Historically, the Company has financed its operations through equity and debt financing transactions, but we reasonably believe we have a clear path to future profitability, despite the likelihood we will incur operating losses in the foreseeable future. The Company’s plans and expectations for the next 12 months include raising additional capital to help fund expansion of its commercial operations through the use of indebtedness. In October 2020, the Company closed a private placement offering of its restricted common stock providing the Company gross proceeds of $10.9 million and entered into a $10 million loan and security agreement. In addition, in November 2020, the Company closed a private placement offering of its restricted common stock providing the Company gross proceeds of $10.4 million. These transactions provide the Company with access to additional capital to fund its operations and the Company believes these transactions will help the Company continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern. If these sources do not provide the capital necessary to fund the Company’s operations during the next twelve months from the date of this Report, the Company may need to curtail certain aspects of its operations or expansion activities, consider the sale of its assets, or consider other means of financing. The Company can give no assurance that it will be successful in implementing its business plan and obtaining financing on terms advantageous to the Company or that any such additional financing would be available to the Company. These condensed consolidated financial statements do not include any adjustments from this uncertainty. The Company’s management has determined the foregoing factors regarding its liquidity raise substantial doubt about the Company’s ability to continue as a going concern.

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

Use of Estimates

The Company prepares its financial statements in conformity with U.S. GAAP. These principles require management to make estimates and assumptions that affect the reported financial statement balances and disclosures. Management believes the estimates to be reasonable; however, actual results could differ from the stated estimates. The condensed consolidated financial statements presented include estimates associated with intangible assets, goodwill, the allowance for doubtful accounts, the useful lives of property, plant and equipment, and the fair value of granted equity awards.

Cash and Restricted Cash

Cash consists of cash on hand and within checking accounts. Restricted cash consists of cash deposited with a foreign financial institution for approximately $0.9 million as of September 30, 2020 and December 31, 2019, respectively.

The following table provides a reconciliation of cash and restricted cash reported in the condensed consolidated balance sheets that sum to the total of the same amounts show in the statement of cash flows. The restricted deposit was a deposit required for an international grant.

	September 30, 2020	December 31, 2019
Cash	$212	$142
Restricted deposits	937	868
Total cash and restricted cash in the balance sheet	$1,149	$1,010

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

Fair market value of the marketable securities is determined using a publicly quoted market price with any respective gains and losses being recorded within the Condensed Consolidated Statement of Income. During the current quarter, all Level 1 investments were sold. As of September 30, 2020, the Company does not hold any level 2 or 3 investments.

Accounts Receivable

Accounts receivables consist of (1) amounts due for the delivery of MagneGas sales to customers with payment terms of generally 30 days and (2) amounts due for the sale of gasification units. An allowance for doubtful accounts has been established for any amounts which may not be recoverable and is based on an analysis of the Company’s customer credit worthiness, historical estimates, and current economic trends. Receivables are determined to be past due based on payment terms of original invoices. The Company does not typically charge interest on past due receivables. The allowance for doubtful accounts was approximately $0.4 million and $0.8 million as of September 30, 2020 and December 31, 2019, respectively.

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

The potential for impairment is measured during the fourth quarter of each fiscal year and if a triggering event occurs. The impact of the novel coronavirus (“COVID-19”) pandemic and its potential to be a triggering event was considered in the Company’s qualitative assessment. Currently, there has not been a significant impact on the carrying value of the Company, but this factor will continue to be evaluated. The Company notes there were no triggering events or impairment associated with Goodwill for the three and nine months ended September 30, 2020 or September 30, 2019.

Revenue Recognition

The Company generates revenue through four processes: (1) the sale of MagneGas fuel for metal cutting and through the sales of other industrial and specialty gases and related products through our wholly owned subsidiaries, (2) through sales of our Gasification Units, (3) through sales related to H.V.A.C gas supply, and (4) by providing consulting services. Our revenue recognition policy is as follows:

●	Revenue for metal-working fuel, industrial gases, H.V.A.C gases, and welding supplies is recognized when performance obligations of the sale are satisfied. The majority of our terms of sale have a single performance obligation to transfer products. Accordingly, we recognize revenue when control has been transferred to the customer, generally at the time of shipment of products.

●	Revenue generated from sales of each Gasification Unit is recognized in accordance with identified performance obligations within each unique contract. Typical performance obligations include: (1) design of the unit, (2) delivery of the units, (3) implementation services, and (4) ongoing support services. Regarding (1), (2) and (3), revenue is recognized based on satisfaction of the identified performance obligations, the value of which is often estimated based on labor hours and/or costs incurred. Regarding (4), revenue is recognized as time lapses.

●	The Company applies the five-step process outlined in ASC 606 when recognizing revenue with regards to consulting services:

○	The Company enters into a written consulting agreement with a customer to provide professional services and has an enforceable right to payment for its performance completed to date

○	All promised services are identified to determine whether those services represent performance obligations

○	In considerations for the services to be rendered, the Company expects to receive incremental payments during the term of the agreement

○	Payments are estimated for each performance obligation and allocated in accordance with payment terms

○	Typically, consulting service contracts will follow a similar pattern of recognition as legacy GAAP. The nature of the consulting services is such that the customer will receive benefits of the Company’s performance only when the customer receives the professional services. Consequently, the entity recognizes revenue over time by measuring the progress toward complete satisfaction of the performance obligation.

The following table represents sales revenue disaggregated by product category for the nine months ended September 30:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Gas sold	$3,266	$2,755	8,145	9,106
Gasification equipment	2,300	-	5,300	-
Equipment sales	2,214	1,656	5,526	4,027
Cylinder sales	773	-	1,582	-
Equipment rentals	773	746	2,164	2,433
Other	336	162	747	526
Total Revenues from Customers	$9,662	$5,319	23,464	16,092

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

The Company recorded total stock-based compensation to employees, officers, directors, and in exchange for other services of $0.4 and $1.1 million for the three and nine months September 30, 2020, respectively. No stock-based compensation was recorded during the three or nine months ended September 30, 2019.

Accounting Standards Not Yet Adopted

In December 2019, the FASB issued Accounting Standards Update (“ASU) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles, as well as improving consistent application in Topic 740 by clarifying and amending existing guidance. The update is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020, with early adoption permitted for which financial statements have not yet been made available for issuance. The Company is evaluating the potential impact of adopting this standard will have on its condensed consolidated financial statements and related disclosures.

In January 2020, the FASB issued ASU 2020-01 – Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The new guidance addresses accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is evaluating the potential impact of adopting this standard will have on its condensed consolidated financial statements and related disclosures.

The Company reviewed all other recently issued, but not yet effective, accounting pronouncements and do not expect the future adoption of any such pronouncements will have a material impact on our interim condensed consolidated financial statements.

Recent Accounting Standards

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The amendments in ASU 2018-13 will be effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date. The Company has adopted ASU No. 2018-13 effective January 1, 2020. The adoption of this accounting standard did not have a material impact to the condensed consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This amendment eliminates Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The amendments in ASU 2017-04 will be effective for fiscal years beginning after December 15, 2019. The Company has adopted ASU No. 2017-04 effective January 1, 2020. The adoption of this accounting standard did not have a material impact to the condensed consolidated financial statements and related disclosures.

In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief. ASU 2019-05 is an update to ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in ASU 2019-05 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted in any interim period after the issuance of this Update as long as an entity has adopted the amendments in Update 2016-13. The Company has adopted ASU No. 2019-05 effective January 1, 2020. The adoption of this accounting standard did not have a material impact to the condensed consolidated financial statements and related disclosures.

In November 2019, the FASB issued ASU 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements – Share-Based Consideration Payable to a Customer. ASU 2019-08 requires entities to measure and classify share-based payments to a customer by applying the guidance in Topic 718. The amount recorded as a reduction in revenue is to be measured on the basis of the grant-date fair value of the share-based payment in accordance with Topic 718. The classification and subsequent measurement of the award is subject to Topic 718 unless share-based payment award is subsequently modified and the grantee is no longer a customer. The amendments in Update 2018-07 are effective for fiscal years beginning after December 15, 2019, and interim periods within. The Company has adopted ASU No. 2018-07 effective January 1, 2020. The adoption of this accounting standard did not have a material impact to the condensed consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 simplifies the guidance for certain financial instruments with characteristics of both debt and equity, including convertible instruments and contracts on an entity’s own equity, by reducing the number of accounting models for convertible instruments. It also amends guidance in ASC Topic 260, Earnings Per Share, relating to the computation of earnings per share for convertible instruments and contracts on an entity’s own equity. ASU 2020-06 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2021, with early adoption permitted for fiscal years that begin after December 15, 2020. The Company is in the process of assessing the impact the adoption of ASU 2020-06 will have on the financial statements.

NOTE 4 – ACQUISITIONS

August 2020 Intellectual Property Purchase Agreement

On August 19, 2020, the Company entered into an Asset Purchase Agreement with BBHC, the Company’s former parent, pursuant to which the Company acquired the intellectual property portfolio of BBHC. In order to consummate the acquisition of the Intellectual Property, the Company purchased from BBHC all of the Intellectual Property directly owned by BBHC and all of the issued and outstanding membership interests of MagneGas IP, LLC, a Delaware limited liability company and wholly owned subsidiary of BBHC (“MagneGas IP”), a holding company which owned the balance of the Intellectual Property. Following the consummation of the transaction, MagneGas IP became a wholly owned subsidiary of the Company.

The Company paid an upfront aggregate purchase price to BBHC of $1.25 million for the intellectual property and membership interests of MagneGas IP, of which $1 million was paid in the form of the Company’s restricted common stock, par value $0.000001 per share, which was valued as of the fair market value on August 19, 2020 as reported on the OTCQB. An additional $0.25 million was recorded by the Company for assuming up to $0.25 million of BBHC’s aged accounts payable due to third party service providers. In addition, the Company agreed for a period of five years beginning on August 19, 2020 to make ongoing payments to BBHC equal to seven percent of all gross cash receipts received by the Company that are derived from the purchased Intellectual Property. The Company believes the consideration paid approximates the fair value of the intellectual property received, however the assets were fully depreciated by the Seller at the time of the sale. As such, no value associated with the intellectual property was recorded by the Company. The consideration paid has been recorded as a contribution to the Company’s former parent.

The preliminary allocation of the consideration transferred is as follows (dollar amounts in thousands):

Assumed accounts payable	$250
Stock consideration	1,000
Total purchase price	$1,250

Capital contribution to former parent	1,250

August 2020 Asset Purchase and Sale Agreement

On August 3, 2020, the Company entered into an Asset Purchase and Sale Agreement for the purchase of all of the assets used in the business of Tech Air of South Florida, Inc. (“Tech Air”), a privately owned independent business providing welding supplies, metal cutting fuels, and other specialty gases and ancillary supplies. Under the terms of the Asset Purchase and Sale Agreement, the Company purchased all of the assets of Tech Air, free and clear of any encumbrances, for the gross purchase price of $2 million. The Company paid Tech Air $1.5 million in cash at closing, with the $0.5 million balance to be paid pursuant to a Seller debt financing arrangement structured as a promissory note with a principal amount of $0.5 million, a term of 12 months, an interest rate of 5% per annum, and secured by a Membership Interest Pledge Agreement pledging the membership interests of Taronis-TAS, LLC, the Company’s wholly owned subsidiary that served as the Company’s purchaser designee in the transaction and holds the assets purchased, as security of the repayment of the promissory note. The transaction was accounted for in accordance with ASC 805 – Business Combinations.

The preliminary allocation of the consideration transferred is as follows (dollar amounts in thousands):

Cash	$1,500
Note payable	500
Total purchase price	$2,000

Accounts receivable	$106
Inventory	257
Property, plant and equipment	25
Accounts payable	(32)

Total purchase price allocation	$356

Goodwill	$1,644

May 2020 Membership Interest Purchase and Sale Agreement

On May 26, 2020, the Company entered into a Membership Interest Purchase and Sale Agreement (“Agreement”) for the purchase of all of the issued and outstanding membership interests owned by the Sellers in Tech-Gas Solutions, LLC, a privately owned independent specialty gas distribution business. Under the terms of the Agreement, the Company purchased one hundred percent (100%) of the Sellers’ business for the gross purchase price of $8 million. The Company paid the Sellers $4 million at closing, with the $4 million Purchase Price balance to be paid pursuant to a multi-year Seller debt financing arrangement structured as a promissory note with a principal amount of $4 million, a term of 24 months, an interest rate of 8% per annum, and secured by Membership Interest Pledge Agreement pledging the membership interests purchased in the Acquisition (“Promissory Note”) as security for the repayment of the Promissory Note. The transaction was accounted for in accordance with ASC 805 – Business Combinations.

The preliminary allocation of the consideration transferred is as follows (dollar amounts in thousands):

Cash	$4,000
Note payable	4,000
Non-compete note	4,196
Total purchase price	$12,196

Cash	$240
Inventory	194
Other current assets	5
Property, plant and equipment	415
Right of use assets - financing	311
Right of use assets - operating	38
Intangible asset – Non-compete agreements	4,196
Accounts payable	(700)
Accrued liabilities	(32)
Operating leases liability	(38)
Financing leases	(311)

Total purchase price allocation	$4,318

Goodwill	$7,878

During the current quarter, $0.4 million less inventory associated with the acquisition of Tech-Gas Solutions, LLC was identified. As such, we have adjusted the inventory and Goodwill balances of the preliminary allocation of consideration presented above. With respect to Goodwill acquired, the Company believes the Goodwill will be tax deductible.

The following unaudited proforma financial information presents the condensed consolidated results of operations of the Company with Tyler Welders Supply, Cylinder Solutions, Complete Cutting and Welding Supplies, Tech-Gas Solutions, LLC, and Tech-Air, LLC for the three and nine months ended September 30, 2019 Tech-Gas Solutions, LLC for the three and nine months ended September 30, 2020 and 2019, respectively, as if the above discussed acquisitions had occurred on January 1 2019 instead of January 16, 2019, February 15, 2019, February 22, 2019, May 31, 2019, and January 1, 2020 instead of May 26, 2020, respectively. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods (dollar amounts in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Revenues	$9,705	$7,552	$23,842	$23,270
Gross Profit	6,324	3,668	16,133	10,747
Operating Loss	(2,200)	(1,809)	(4,084)	(3,513)
Net Loss	$(5,160)	$(1,916)	$(7,490)	$(3,554)
Weighted Average Common Stock: Basic and diluted	169,847,977	138,287,385	155,998,802	138,287,385
Loss per Common Share – Basic and diluted	(0.03)	(0.01)	(0.05)	(0.03)

NOTE 5 – INVENTORY

Inventory, consisting of production material consumables, hard goods, spare components and work in process, was approximately $7.3 million and $3.6 million at September 30, 2020 and December 31, 2019, respectively.

	September 30, 2020 (in thousands)	December 31, 2019 (in thousands)
Raw Materials	$55	$48
Finished Goods	5,906	2,969
Work in process	1,296	622
Total Inventory	$7,257	$3,639

NOTE 6 – INVESTMENT IN JOINT VENTURES

As of September 30, 2020, the Company’s investments in joint ventures consisted of the following:

December 31, 2019	$752
Cash contributions for interest in joint venture	250
Funds utilized by joint venture	(162)
September 30, 2020	$840

On March 19, 2019, the Company entered into a Transfer and Assignment Agreement with Taronis Fuels Gas Technology Energy (the “Taronis Turkey Joint Venture” or “TTJV”) whereby the Company agreed to transfer and assign that certain Gasifier Purchase Agreement (“GPA”) entered into on July 17, 2019 with TA Group Media Industry Trade Joint Stock Company (“TA”), a third party, to TTJV. The purpose of the GPA is to create and sell MagneGas by selling to TA up to 30 300 KW gasification units at a purchase price of $5 million per unit. The venture will also earn an annual service fee for each unit sold, along with a royalty payment as specified in the agreement. The business purpose of the venture is to operate Units and sell the gas produced for use in welding and metal cutting for construction and manufacturing. The Company has a 49% equity ownership interest in TTJV and accounts for the interest as an equity method investment. As the Company does not control TTJV and is not involved in decision-making, the Company does not consolidate TTJV under ASC 810 – Consolidation.

During the third quarter of the current fiscal year, the venture utilized approximately $0.3 million of the venture’s cash balance for standard operations as outlined above, of which 49% has been recognized by the Company. As a result, the Company recapitalized the joint venture balance in the amount of $0.25 million, which is to be used for future operations. The venture’s operations to date have consisted primarily of licensing and permitting and have not been material. The venture’s assets approximate the advances as recorded on the condensed consolidated balance sheet on September 30, 2020.

NOTE 7 – INTANGIBLE ASSETS, NET

The Company’s intangible assets consisted of the following:

	Estimated useful life	Weighted average remaining life	September 30, 2020 (in thousands)	December 31, 2019 (in thousands)
Non-compete agreements	5 years	4.75 years	$4,196	-
Less: Accumulated amortization			(294)	-
Intangible assets, net			$3,902	-

The Company recorded amortization expense of $0.2 million and $0.3 million for the three and nine months ended September 30, 2020, respectively.

The following table outlines estimated future annual amortization expense for the next five years and thereafter:

December 31,
2020	$210
2021	839
2022	839
2023	839
2024	839
Thereafter	336
Total	$3,902

NOTE 8 – GOODWILL

Goodwill outstanding as of December 31, 2019 and September 30, 2020 is as follows:

Goodwill
December 31, 2019	$11,623
Acquisitions	9,523
Impairment	-
September 30, 2020	$21,146

NOTE 9 – LEASES

The Company leases facilities located in various states in the United States for its office and operations under non-cancellable operating leases that expire at various times through 2029. The Company recorded right-of-use assets of approximately $9.9 million and lease liabilities of approximately $9.8 million as of September 30, 2020. Rent expense associated with the leases is recognized as payments are made over the course of the respective lease terms.

Supplemental lease expense (unaudited) related to leases was as follows:

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Operating lease expense	$965	$1,795

Finance lease expense:
Amortization of right-of-use assets	$80	$133
Interest on lease liabilities	16	29
Total finance lease expense	$96	$162

Total lease expense	$1,061	$1,957

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Operating lease expense	$320	$259

Finance lease expense:
Amortization of right-of-use assets	$19	$62
Interest on lease liabilities	3	-
Total finance lease expense	$22	$62

Total lease expense	$342	$321

	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(1,580)	$(769)
Operating cash flows from financing leases	$(133)	$(107)

Other information related to leases where the Company is the lessee is as follows:

As of September 30, 2020
Weighted average remaining lease term:
Operating leases	7.3 years
Finance leases	3.3 years

Weighted average discount rate:
Operating leases	8.0%
Finance leases	3.9%

Maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
2020	$470	$94
2021	1,763	362
2022	1,701	322
2023	1,652	231
2024	1,616	95
Thereafter	4,177	-
Total lease payments	11,378	1,104
Less: Present value adjustment	(2,602)	(98)
Total liability	$8,776	1,006

Current portion	$1,152	320
Long term portion	7,625	686
Total liability	$8,776	1,006

NOTE 10 – NOTES PAYABLE

The Company’s notes payable consisted of the following:

	Balance as of September 30, 2020	Balance as of December 31, 2019
Trico Notes Payable Assumed	$42	$78
Tech-Gas Acquisition Promissory Note	3,400	-
Tech-Gas Acquisition Non-Competition Note	3,687	-
Tech-Air Acquisition Promissory Note	502	-
PPP Promissory Note	1,994	-
SpyGlass Note Payable	520	520
PowerUp Lending Promissory Note	182	-
Total Notes Payable	$10,327	$598

Current portion	$6,585	$-
Long-term portion	$3,741	$598
Total Notes Payable	$10,327	$598

Trico Notes Payable Assumed

On April 3, 2018, in conjunction with the acquisition, the Company assumed approximately $0.3 million in promissory notes payable by Trico Welding Supplies, Inc. (“Trico”), when the Company completed the acquisition of Trico. Trico is obligated under seven promissory notes with interest rates ranging between 4.75-6.75%. Year to date, approximately $0.03 million in repayments were made on the note. As of September 30, 2020, and December 31, 2019, the total principal balance payable by Trico was approximately $0.04 million and $0.1 million, respectively.

Tech-Gas Acquisition Promissory Note

As discussed in “Note 4 – Acquisitions,” the Company purchased all of the issued and outstanding membership interests in Tech-Gas Solutions, LLC for the Purchase Price. At closing, the Company paid the Sellers $4 million in cash, with the remaining $4 million Purchase Price balance to be paid pursuant to a multi-year Seller debt financing arrangement structured as a promissory note with a principal amount of $4 million, a term of 24 months, an interest rate of 8% per annum, and secured by Membership Interest Pledge Agreement pledging the membership interests purchased in the Acquisition as security for the repayment of the Promissory Note. Year to date, approximately $0.6 million in repayments were made. As of September 30, 2020, the total principal balance was approximately $3.4 million.

Tech-Gas Acquisition Non-Competition Notes

In conjunction with the Tech-Gas Acquisition, the Company entered into a Membership Interest Purchase and Sale Agreement with the owners of Tech-Gas Solutions, LLC for the purchase of all of the issued and outstanding membership interests owned by the Sellers in Tech-Gas Solutions, LLC. In addition to the acquisition, confidentiality, non-solicitation and non-competition agreements were entered into between the Company and the Sellers of Tech-Gas Solutions, LLC on May 26, 2020. Total consideration for the non-compete agreements was $4.2 million and will be paid over the contractual term of the agreement, which is 5 years. Year to date, approximately $0.5 million in repayments were made. As of September 30, 2020, the total principal balance was approximately $3.7 million.

Tech Air Acquisition Promissory Note

As discussed in “Note 4 – Acquisitions,” the Company purchased all assets of Tech Air of South Florida for the Asset Purchase Price of $2 million. At closing, the Company paid Tech Air $1.5 million in cash, with the remaining $0.5 million Asset Purchase Price balance to be paid pursuant to a Seller debt financing arrangement structured as a promissory note with a principal amount of $0.5 million, a term of 12 months, an interest rate of 5% per annum, and secured by a Membership Interest Pledge Agreement pledging the membership interests of Taronis-TAS, LLC, the Company’s wholly owned subsidiary that served as the Company’s purchaser designee in the transaction and holds the assets purchased, as security of the repayment of the promissory note. As of September 30, 2020, the total principal balance remaining on the note is $0.5 million.

Paycheck Protection Program Promissory Note and Agreement

On May 8, 2020, we entered into a Paycheck Protection Program Promissory Note and Agreement with Wells Fargo Bank, N.A. in the principal amount of $2 million with a fixed interest rate of 1.00% and a term of 2 years. The Loan was provided to the Company pursuant to the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The Loan is forgivable if the Company provides to the Lender, in Lender’s sole discretion, sufficient documentation that (i) the Company used all of the Loan proceeds for the forgivable purposes set forth in Paragraph 7 of the Loan and (ii) employee and compensation levels are maintained. The Loan contains such other terms as are common in commercial promissory note and loan agreements. As of September 30, 2020, the total principal balance remaining on the note is $2 million.

Power Up Lending Convertible Promissory Note

On June 4, 2020, the Company entered into a Securities Purchase Agreement for the sale of a convertible promissory note in the aggregate principal amount of approximately $0.2 million to Power Up Lending Group Ltd. The Note has an interest rate of 8% per annum and a term of 12 months. The Lender has the right to convert the Note into shares of the Company’s common stock beginning on the date that is 180 days from the issuance date of the Note. The Note may be converted at a 25% discount to the average of the three lowest trading prices of the Company’s common stock during the ten trading day period immediately prior to the conversion date. The Company has the right to prepay the Note at any time within the first 180 days from the issuance date of the Note. Year to date, no repayments have been made. As of September 30, 2020, the total principal balance remaining on the note is $0.2 million (net of $0.01 million discount of which a portion has been amortized).

On September 30, 2020, minimum future payments under the notes payable are as follows:

For the year ended December 31,	Amount
2020	$1,187
2021	5,938
2022	2,680
Thereafter	522
Total minimum future payments	$10,327

Current portion	$5,883
Long term portion	4,444
Total notes payable	$10,327

NOTE 11 – FUTURE REVENUE PAYABLES

The following table provides a year to date look at what has been recorded in association with each agreement:

	Face Value	Repayments	Loan Origination Fees	Discounts	Amortization of Discount	Balance as of September 30, 2020
Apex Funding Source	745	(745)	(110)	(245)	355	-
BMF Capital	1,500	(1,368)	(145)	(500)	644	131
Reserve Funding Group, LLC	6,446	(3,098)	(280)	(2,144)	1,133	2,057
Velocity Capital	475	(468)	(22)	(151)	173	7
TGS AR	1,583	(275)	-	-	-	1,308
Spin Funding	675	(203)	(20)	(175)	50	327
NewCo Funding	276	(79)	(9)	(76)	24	136
Total Future Revenue Payables	11,700	(6,236)	(586)	(3,291)	2,379	$3,966

The Company has entered into several non-recourse agreements for the purchase and sale of future receipts with various lenders including: Apex Funding Source, BMF Capital, Reserve Funding Group, LLC, Velocity Capital, Spin Funding, and NewCo Funding, which are described in depth below. The Company received net cash proceeds in the amount of the stated face value for the future receipts of revenues in the gross amount of the respective agreements’ face value, loan origination fees, and discounts. The Company has recorded discounts associated with the future revenue payable balances, which represent the loan origination fees paid in connection with the financing and original issue debt discounts. Both the loan origination fees and the debt discounts will be amortized to interest expense over the life of the agreement. The terms of the agreements vary with respects to required payments as some as required to be remitted daily, while others are weekly.

Apex Funding Source

On May 22, 2020, the Company entered into a non-recourse agreement for the purchase and sale of future receipts with Apex Funding Source. The Company received net cash proceeds of $0.5 million for the future receipts of revenues in the amount of approximately $0.7. The Company recorded a liability of approximately $0.7 million and a debt discount for approximately $0.4 million, which represents the original issue discount and the fees paid in association with the financing. The debt discount was amortized to interest expense over the life of the agreement. Under the terms of the agreement the Company was required to make minimum weekly payments in the aggregate of approximately $0.05 million. As of September 30, 2020, the balance due had been fully paid off.

BMF Capital

On May 22, 2020, the Company entered into a non-recourse agreement for the purchase and sale of future receipts with BMF Capital. The Company received net cash proceeds of approximately $0.9 million for the future receipts of revenues in the amount of approximately $1.5 million. The Company recorded a liability of approximately $1.5 million and a debt discount for approximately $0.6 million, which represents the original issue discount and the fees paid in association with the financing. Under the terms of the agreement the Company is required to make minimum weekly payments in the aggregate of approximately $0.1 million. The Company made a total of twenty-nine payments through September 30, 2020 for approximately $1.4 million. As of September 30, 2020, the payable amount for this financing agreement was approximately $0.1 million.

Reserve Funding Group, LLC

On May 27, 2020, the Company entered into a non-recourse agreement for the purchase and sale of future receipts with Reserve Funding Group, LLC. The Company received net cash proceeds of $0.5 million for the future receipts of revenues in the amount of approximately $0.7 million. The Company recorded a liability of approximately $0.7 million and a debt discount for approximately $0.3 million, which represents the original issue discount and the fees paid in association with the financing. As of September 30, 2020, the balance due had been fully paid off.

On July 2, 2020, the company entered into a non-recourse agreement for the purchase and sale of future receipts with Reserve Funding Group, LLC. The Company received net cash proceeds of $0.9 million for the future receipts of revenues in the amount of approximately $1.3 million. The Company recorded a liability of approximately $1.3 million and a debt discount for approximately $0.4 million, which represents the original issue discount and the fees paid in association with the financing. As of September 30, 2020, the balance due had been fully paid off.

On August 3, 2020, the company entered into a non-recourse agreement for the purchase and sale of future receipts with Reserve Funding Group, LLC. The Company received net cash proceeds of $1.3 million for the future receipts of revenues in the amount of approximately $1.9 million. The Company recorded a liability of approximately $1.9 million and a debt discount for approximately $0.7 million, which represents the original issue discount and the fees paid in association with the financing. The company made a total of forty-two payments through September 30, 2020 for approximately $0.5 million. As of September 30, 2020, the payable amount for this financing agreement was approximately $0.9 million.

On August 27, 2020, the company entered into a non-recourse agreement for the purchase and sale of future receipts with Reserve Funding Group, LLC. The Company received net cash proceeds of $1.7 million for the future receipts of revenues in the amount of approximately $2.5 million. The Company recorded a liability of approximately $2.5 million and a debt discount for approximately $1 million, which represents the original issue discount and the fees paid in association with the financing. The Company made approximately twenty-two payments through September 30, 2020 for approximately $1 million. As of September 30, 2020, the payable amount for this financing agreement was approximately $1.2 million.

Velocity Capital Group

On May 28, 2020, the Company entered into a non-recourse agreement for the purchase and sale of future receipts with Velocity Capital Group. The Company received net cash proceeds of approximately $0.1 million for the future receipts of revenues in the amount of approximately $0.2 million. The Company recorded a liability of approximately $0.2 million and a debt discount for approximately $0.1 million, which represents the original issue discount and the fees paid in association with the financing. As of September 30, 2020, the balance due had been fully paid off.

On June 2, 2020, the Company, through its wholly owned subsidiary Tech-Gas Solutions, LLC, entered into a non-recourse agreement for the purchase and sale of future receipts with Velocity Capital Group. The Company received net cash proceeds of approximately $0.2 million for the future receipts of revenues in the amount of approximately $0.3 million. The Company recorded a liability of approximately $0.3 million and a debt discount for approximately $0.1 million, which represents the original issue discount and the fees paid in association with the financing. Under the terms of the agreement the Company is required to make daily payments in the aggregate of approximately $0.003 million. The Company made a total of seventy-three payments through September 30, 2020 for approximately $0.2 million. As of September 30, 2020, the balance due is approximately $0.01 million.

Tech-Gas Solutions, LLC Accounts Receivable Financing

In conjunction with the Tech-Gas Acquisition as described in Note 4 - Acquisitions, the Company entered into an Accounts Receivable Letter Agreement with the owners of Tech-Gas Solutions, LLC for the payment of accounts receivable owed to the Sellers in the amount of approximately $1.6 million (referred to in the table above as ‘TGS AR’). As such, the obligation outstanding is to the Company’s wholly owned subsidiary, Tech-Gas Solutions, LLC. The Company will pay to the Sellers a total of $0.03 million per week until the accounts receivables balance outstanding on May 26, 2020 is paid in full. As of September 30, 2020, $0.3 million had been repaid leaving an outstanding balance of $1.3 million.

Spin Funding

On August 19, 2020, the Company entered into a non-recourse agreement for the purchase and sale of future receipts with Spin Funding. The Company received net cash proceeds of $0.5 million for the future receipts of revenues in the amount of approximately $0.7. The Company recorded a liability of approximately $0.7 million and a debt discount for approximately $0.2 million, which represents the original issue discount and the fees paid in association with the financing. The debt discount will be amortized to interest expense over the life of the agreement. Under the terms of the agreement the Company is required to make minimum daily payments in the aggregate of approximately $0.07 million. As of September 30, 2020, the outstanding payable principle balance is $0.5 million ($0.3 million net of discount).

NewCo Funding

On August 25, 2020, the Company entered into a non-recourse agreement for the purchase and sale of future receipts with NewCo Capital Funding. The Company received net cash proceeds of $0.2 million for the future receipts of revenues in the amount of approximately $0.3. The Company recorded a liability of approximately $0.3 million and a debt discount for approximately $0.1 million, which represents the original issue discount and the fees paid in association with the financing. The debt discount will be amortized to interest expense over the life of the agreement. Under the terms of the agreement the Company is required to make minimum daily payments in the aggregate of approximately $0.03 million. As of September 30, 2020, the outstanding payable principle balance is $0.2 million ($0.1 million net of discount).

NOTE 12 – SENIOR CONVERTIBLE DEBENTURES

On August 7, 2020, the Company closed a private placement of Debentures and Warrants, collectively known as the “Offering.” In connection with the Offering, the Company entered into a Securities Purchase Agreement with several accredited investors and agreed to sell to the accredited investors 12.5% original issue discount senior subordinated secured convertible debentures in the aggregate principal amount of $7.7 million. The debentures come due July 24, 2021 and have a stated interest rate of 8%, with interest payable quarterly. The Company has a maturity date right extension to extend the stated due date of the debenture 3 months, however we deem it unlikely the extension feature will be utilized. Further, unpaid portions of the debentures are convertible into shares of common stock exercisable at $0.09 per share by the debt holder at any time. On the date of issuance, the fair value of common stock exceeded the value of the conversion feature. As such, the transaction contained a beneficial conversion feature which the Company determined to have a value in excess of the net senior convertible debenture balance. As the discount cannot exceed the net value of the debenture, a discount associated with the beneficial conversion feature of $1.9 million was recorded.

We evaluated the debentures in accordance with ASC 815 – Derivatives and Hedging, noting the debentures’ embedded conversion feature does not represent a derivative liability as the contract required an initial net investment, in the form of warrants, and net settlement of the contract is not guaranteed. As a result, the convertible debenture and its embedded conversion feature are accounted for as a single liability measured at its amortized cost net values associated with the beneficial conversion feature and fair value allocated to associated warrants.

The gross proceeds received by the Company and associated expenses are outlined in the table below (in thousands):

Senior Convertible Debentures
Debenture principle balance	7,650
Original Issue Discount	(850)
Loan Origination Fee Discount	(740)
Amortized discount	162
Principal balance as of September 30, 2020	6,222
Value allocated to beneficial conversion feature	(1,941)
Value allocated to warrants	(4,069)
Net balance	212

During the current quarter, approximately $0.2 million of the recorded discounts and loan origination fees were amortized. As of September 30, 2020, the outstanding principal debenture balance was $7.7 million ($0.2 million net of unamortized discounts).

The convertible debentures, as well as any unpaid accrued interest, costs, and associated expenses, are convertible into shares of Common Stock valued at $0.09 at the option of the holder. As of September 30, 2020, no payments had been made on the convertible debentures. As a result, the debenture holders had the right to acquire up to 85,000,000 shares of our Common Stock. Further, common stock purchase warrants were also granted in conjunction with the issuance of the convertible debentures. In total, 93,500,000 warrants were granted to accredited investors which are holders of the convertible debentures. Each warrant is convertible into one share of the Company’s common stock and has an exercise price of $0.09. All warrants vest three years from the date of grant, which range from July 24, 2023 through August 25, 2023, are detachable from the debentures, and will remain outstanding even if the debentures are repaid in full or converted into shares of common stock. A total value of $4.1 million was allocated to the warrants. Refer to Note 14 – Stock-Based Awards for additional details surrounding the granted warrants and how their allocated value was determined.

NOTE 13 - STOCKHOLDERS’ EQUITY

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

Common Shares Issued for Marketable Securities

On March 30, 2020, the Company received 7,000,000 shares of common stock valued at approximately $0.3 million from a publicly traded company for a private placement of restricted common stock offered to the Company’s officers and directors. In connection with the offering, the CEO purchased an aggregate of 3,043,479 shares of restricted common stock at a total fair value of approximately $0.3 million. During the third quarter of the current fiscal year, all of the marketable securities were sold. In connection with the sale, a loss of $0.2 million was realized.

Common Shares Issued for Services

On January 1, 2020, the Company issued a member of our Board of Directors 1,472,535 shares of restricted common stock as board compensation. The total fair value of the shares on the date of issuance was approximately $0.21 million. The shares were fully vested on the date of issuance and were charged to the statement of operations for the nine months ended September 30, 2020.

On both January 10, 2020 and August 12, 2020, the Company issued an aggregate of 200,000 shares of restricted common stock to three individuals. The total fair value of the shares on the dates of issuance was approximately $0.03 and $0.02 million, respectively. The shares were fully vested on the date of issuance and were charged to the statement of operations for the nine months ended September 30, 2020.

On February 3, 2020, the Company issued an aggregate of 445,000 shares of restricted common stock to nine employees for services rendered. The total fair value of the shares on the date of issuance was approximately $0.06 million. The shares were fully vested on the date of issuance and were charged to the statement of operations for the nine months ended September 30, 2020.

On March 24, 2020, the Company issued an aggregate of 5,000,000 shares of restricted common stock to three consultants for services to be rendered pursuant to their consulting agreements. The total fair value of the shares on the date of issuance was approximately $0.43 million. The shares were fully vested on the date of issuance and were charged to the statement of operations for the nine months ended September 30, 2020.

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

On July 20, 2020, the Company issued 50,000 shares of restricted common stock as compensation to employees for services rendered. The total fair value of the shares on the date of issuance was approximately $0.01 million. The shares were fully vested on the date of issuance and were charged to the statement of operations for the nine months ended September 30, 2020.

On August 21, 2020 and August 25, 2020, the Company issued 200,000 shares of restricted common stock as compensation for consulting for services. The total fair value of the shares on the dates of issuance was approximately $0.03 million and $0.03 million, respectively. The shares were fully vested on the date of issuance and were charged to the statement of operations for the nine months ended September 30, 2020. The shares were not issued from the Company’s equity compensation plan.

Common Shares Issued for Settlement

On January 15, 2020, the Company entered into a Settlement Agreement with YA II PA, Ltd. and in connection with the settlement of litigation the Company issued YA II PN, Ltd. a total of 2,375,000 shares of unrestricted stock, valued at a total fair value of approximately $0.3 million. The shares were issued as a settlement for a previously accrued liability for the year ended December 31, 2019

Common Shares Issued in Lieu of Cash Payments

On June 3, 2020, the Company issued 1,667,667 shares of restricted common stock to the landlord of its corporate headquarters in Peoria, Arizona in lieu of cash for partial payment of the Company’s lease deposit. The Company issued shares with a fair value of approximately $0.3 million. The approved book value of the shares was $0.2 million, which resulted in a loss upon issuance of the shares in the amount of $0.1 million and was recorded as an operating expense. The shares were fully vested on the date of issuance.

On September 1, 2020, the Company issued 576,923 shares of restricted common stock to the landlord of its corporate headquarters in Peoria, Arizona in lieu of cash for partial repayment of leasehold improvements. The Company issued shares with a fair value of approximately $0.08 million. The shares were fully vested on the date of issuance.

Common Shares Issued as a Private Offering

On June 15, 2020, the Company closed a private placement of restricted common stock offered to accredited investors. In connection with the private placement, the Company entered into subscription agreements with eight accredited investors. Pursuant to the terms of the Subscription Agreement(s), the Company sold, in the aggregate, 9,000,000 shares of restricted common stock on June 15, 2020 and an additional 1,000,000 on July 6, 2020. Total gross proceeds amounted to $1 million.

On August 20, 2020, the Company issued 2,500,000 additional shares of restricted common stock to the accredited investors for no additional consideration pursuant to obligations under the terms of the private placement documentation. The shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) under the Securities Act. On the date of issuance, the shares had a fair market value of $0.14 and a total value of $0.4 million. The transaction has been recorded as a make whole provision and has been recorded within the condensed consolidated statement of operations.

Capital Contributions from Former Parent

On March 31, 2020, Taronis Fuels, Inc. and BBHC, entered into a Memorandum of Understanding for the purpose of settling certain indemnity obligations of BBHC owed to the Company per the Section 3.03 of the Master Distribution Agreement entered into by and between Taronis Fuels, Inc. and BBHC on December 2, 2019. The net capital contributions made by BBHC during the first and second quarters of fiscal year 2020 of approximately $5 million and $0.3 million, and respectively. During the third quarter of the current fiscal year, the Company has a balance due from former parent in the amount of $1.2 million. This balance has been applied against prior capital contributions. The payments were meant to indemnify the Company for liabilities and other costs incurred after the spin-off. As of September 30, 2020, the Company has a balance of capital contributions from former parent in the amount of $4.1 million.

Common Shares Issued as Partial Purchase Price

On August 19, 2020, the Company issued 7,092,199 shares of restricted stock to BBHC as partial payment of the Intellectual Property Purchase Price in connection with the acquisition of BBHC’s Intellectual Property. The Company issued the shares with a fair value of $1.0 million. The shares were fully vested on the date of issuance.

NOTE 14 – STOCK-BASED AWARDS

Options

During the third quarter of 2020, the Company elected to grant employees stock options as a form of additional compensation. The stock options were granted in three tranches, each vesting ratably over unique vesting terms dependent solely on a defined service period. The Company measured the fair value of the stock options on the date of grant using the Black-Scholes option pricing model. Note, prior to the third quarter, no stock option or warrants had been granted.

The following table details the assumptions utilized in the Black-Scholes option pricing model used to estimate the fair value of the options granted:

	Issuance Date
	July 10, 2020	July 20, 2020	August 3, 2020
Stock price	0.1276	0.1270	0.1050
Exercise price	0.1276	0.1200	0.1050
Vesting term (years)	0.00	1.00	1.43
Annual risk-free rate	0.65%	0.62%	0.56%
Annualized volatility	141.52%	139.48%	134.36%

The following table summarizes stock option activity:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
December 31, 2019	-	$-
Granted	4,490,820	$0.12	10
Exercised	-	-
Forfeited	(1,213,320)	$0.13	10
Expired	-	-	-
Outstanding as of September 30, 2020	3,277,500	0.12	9.79	$369,759
Exercisable as of September 30, 2020	2,902,500	$0.12	9.15	$334,322

Warrants

As described above within Note 12 – Senior Convertible Debentures, the Company closed a private placement financing transaction which consisted of debentures and detachable warrants on August 7, 2020. In accordance with ASC 470, the value of debentures and warrants were allocated based on the fair market value of the warrants and in accordance with ASC 480 – Distinguishing Liabilities from Equity the warrants are classified as equity. The Company determined the fair market value of the warrants on the date of grant using the Black-Scholes pricing model.

Warrant Valuation

The following table details the assumptions utilized in the Black-Scholes option pricing model used to estimate the fair value of the options granted:

	Issuance Date
	July 24, 2020	July 31, 2020	August 7, 2020	August 31, 2020
Stock price	$0.120	$0.116	$0.129	$0.140
Exercise price	$0.09	$0.09	$0.09	$0.09
Vesting term (years)	3.00	3.00	3.00	3.00
Annual risk-free interest rate	0.17%	0.11%	0.14%	0.15%
Annualized volatility	137.24%	134.18%	134.84%	132.52%

The following table summarizes warrant activity:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
December 31, 2019	-	$-
Granted	93,500,000	$0.09	3.00
Exercised	(5,750,000)	$0.09
Forfeited	-	-	-
Expired	-	-	-
Outstanding and Exercisable as of September 30, 2020	87,750,000	$0.09	2.70	$8,478,375

Warrant Allocation

In accordance with ASC 470, we have allocated proceeds from the issuance of the debentures between each aspect of the transaction (outlined within Note 12 – Senior Convertible Debentures), being the debentures and the detachable warrants. As both aspects have a separate market value, the price of the security has been allocated to the debenture and the warrants based on their relative fair market values (FMV) at the time they were issued. Refer above for additional details surrounding the fair value calculation of the granted warrants and refer below for a breakdown of the fair value of the warrants in relation to the principal balance of the debentures based on warrant grant date.

	Number of Warrants Issued	FMV	Total Warrant FMV	Debenture Principal Value	Warrant FMV as & of Debenture Principal Balance
July 24, 2020	37,968,750	$0.096	$3,645,000	$3,417,188	52%
July 31, 2020	31,406,250	$0.091	$2,857,969	$2,826,563	50%
August 7, 2020	12,093,750	$0.103	$1,245,656	$421,875	75%
August 25, 2020	12,031,250	$0.112	$1,347,500	$984,375	58%
Total	93,500,000			$7,650,001	53%

As the total warrant fair market value constitutes 53% of the debenture’s principal value, we allocated $4.1 million of the $7.7 million debenture face value to additional paid in capital.

NOTE 15 – NET LOSS PER SHARE

Basic and diluted net loss per share was calculated as follows for the three and nine months ended September 30, 2020 and 2019 (in thousands, except share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	(5,159)	(2,210)	(7,508)	(4,756)
Denominator:
Weighted average common stock outstanding – basic	169,847,977	138,287,385	155,998,802	138,287,385
Dilutive effect of weighted average shares of common stock equivalents resulting from options	2,277,527	-	759,176	-
Weighted average common stock outstanding - diluted	172,125,504	138,287,385	156,574,827	138,287,385
Net loss per share:
Basic and diluted	(0.03)	(0.02)	(0.05)	(0.03)

The warrants and options granted during the third quarter of the current fiscal year, as well as the potential common stock associated with the convertible debenture have been included in the calculation of the diluted net loss per share as all are in-the-money as of September 30, 2020. The Company used the treasury stock method to determine the number of dilutive shares.

The following potential weighted average common shares were excluded from the calculation of net loss per share due to their anti-dilutive effect for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Common stock equivalents resulting from options	516,484	-	172,161	-
Common stock equivalents resulting from warrants	58,742,788	-	19,580,929	-
Common stock equivalents resulting from convertible debentures	50,439,560	-	16,813,187	-
Total	109,698,832	-	36,566,277	-

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Litigation

Certain conditions may exist as of the date the condensed consolidated financial statements are issued which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability will be accrued for in the Company’s condensed consolidated financial statements. If the assessment indicates a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

The Company is not involved in any litigation that could have a materially adverse effect on the financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the Company’s executive officers or any of the subsidiaries, threatened against or affecting the Company, our common stock, any of the subsidiaries or subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Purchase Agreement

In August 2020, the Company entered into a Purchase Agreement with BBHC, the Company’s former parent, pursuant to which the Company acquired the intellectual property portfolio of BBHC. The August 2020 Purchase Agreement superseded a License Agreement, which the Company had entered in to with BBHC effective April 2020. Through the purchase of key intellectual property, the Company was able to obtain ownership to fundamental rights that were previously held under the License Agreement. The fundamental terms and rights include: (a) the Company’s exclusive worldwide rights to manufacture and distribute the proprietary metal cutting fuel MagneGas® as well as any other gases created using the equipment and methods (b) certain other rights related to the Company’s use of BBHC’s trademarks, patents, software and other intellectual property and (c) the Company’s ability to commercially manufacture and sell the Venturi® Flow Submerged Plasma Arc Gasification Units for the creation of gases. Included within the Purchase Agreement are terms to remit a seven percent royalty on any net cash proceeds received by the Company in relation to the use of any intellectual property comprising the Purchase Agreement for five years after the Purchase Agreement date. As of September 30, 2020, and 2019, the Company did not incur any license expense.

In connection with the Purchase Agreement entered into with BBHC in August 2020, pursuant to which the Company purchased all of BBHC’s Intellectual Property for $1.25 million (refer to Note 4 – Acquisitions for additional discussion), the Company and BBHC agreed to terminate the License Agreement. The Company and BBHC decided to terminate the License Agreement following the Company’s acquisition of the Intellectual Property as BBHC would no longer own the certain Intellectual Property subject to the Agreement. Included in the Purchase Agreement entered into with BBHC in August 2020 are terms similar to the License Agreement which require the Company to remit, on a monthly basis, a seven percent royalty on any net cash proceeds received by the Company in relation to the use of any intellectual property purchased from BBHC for a term of five years. As of September 30, 2020, and 2019, the Company did not incur any license expense.

NOTE 17 - NATURE OF SALE OF GASIFICATION EQUIPMENT TO FORMER PARENT

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

In accordance with the Company’s revenue recognition policy, all three performance obligations were satisfied (i.e. the unit was delivered, and all services were provided) during the second quarter. As such, all $3 million in revenue associated with the unit sale was recognized during the second quarter.

NOTE 18 – SUBSEQUENT EVENTS

Entry into Loan and Security Agreement

On October 21, 2020, the Company and certain of its subsidiaries entered into a Loan and Security Agreement with Tech Capital, LLC (the “Lender”). The Loan Agreement provides for a senior secured asset-based revolving credit facility of up to $10 million, which the Company may draw upon from time to time during the term of the Loan Agreement. The Company intends to use the proceeds from loans under the Credit Facility for working capital and general business purposes. The Loan Agreement has a basic term of 12 months, which will automatically renew for successive 12-month periods. However, the Company may terminate the Loan Agreement at any time upon 30 days’ prior written notice to Lender. The Lender may terminate the Loan Agreement at any time upon 30 days’ prior written notice to the Company or immediately without prior written notice following an event of default that is not cured prior to the expiration of any cure period applicable to the same, if any.

Availability under the Credit Facility will be based upon periodic borrowing base calculations valuing certain of the Company’s accounts receivable and inventory. Outstanding borrowings under the Credit Facility accrue interest, which are payable monthly based on the average daily outstanding balance, at a rate equal 2.75% plus the prime rate (as published in the Western Edition of the Wall Street Journal in effect from time to time) per annum, provided that such prime rate shall at all times be deemed to be not be less than 3.25% per annum. However, regardless of the rate and prime rate in effect and amount of outstanding borrowings, the minimum monthly interest payments required under the Loan Agreement shall be at least $0.01 million. The Company’s obligations under the Credit Facility are secured by all of the Company’s assets.

Unregistered Sales of Equity Securities

On October 9, 2020, the Company issued 100,000 shares of restricted common stock valued at a market price of $0.1132 to a consultant for services rendered or to be rendered. The shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) under the Securities Act.

On October 14, 2020, the Company closed a private placement of shares of its restricted common stock, par value $0.000001, in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended and Regulation D, Rule 506(b) as promulgated thereunder. In connection with the Offering, the Company entered into a Common Stock Purchase Agreement with several accredited investors. Pursuant to the Purchase Agreement, the Company agreed to sell to the Purchasers an aggregate of 108,500,000 shares of restricted Common Stock at a price per share of $0.10. The Company received a total of $10.9 million in gross proceeds from the Offering, before deducting Offering expenses and commissions, including the placement agent’s commission of $0.9 million, and reimbursement of the placement agent’s legal fees and other expenses in the amount of $0.06 million. The Company agreed to issue the placement agent a warrant in reliance upon the exemption from registration provided by Section 4(a)(2) under the Securities Act to purchase 5,125,000 shares of common stock with an exercise price of $0.10 per share and expiration date of five years from issuance.

In an exchange transaction that closed in October 2020, the Company issued 20,037,020 shares of its common stock to certain accredited investors that were holders of our 12.5% Original Issue Discount Senior Subordinated Secured Convertible Debentures in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act and Regulation D, Rule 506(b) as promulgated thereunder pursuant to exchange agreements. Pursuant to the exchange transaction, certain holders of the Debentures exchanged the principal amount of their Debenture plus accrued interest plus a prepurchase premium of 120% (the “Exchange Value”) for a number of shares of common stock equal to the Exchange Value divided by $0.10. Other holders exchanged a portion of the Exchange Value for cash and a portion of the Exchange Value for shares of common stock determined by dividing the portion of the Exchange Value to be exchanged for common stock by $0.10. In total, approximately $2 million of the senior secured convertible debentures were exchanged for equity. The exchange transaction was consummated in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act.

On October 21, 2020, the Company issued a warrant to the lender under its senior secured asset-based revolving credit facility to purchase 8,000,000 shares of common stock with an exercise price of $0.1250 and a expiration date of five years from the date of issuance. The warrant represents a 10% warrant coverage on the full credit facility commitment of $10 million. The warrant was issued in reliance upon the exemption from registration provided by Section 4(a)(2) under the Securities Act.

On November 6, 2020, the Company issued 4,385,965 shares of its restricted common stock to an employee pursuant to a Confidentiality, Non-Disclosure, and Non-Solicitation Agreement entered into with the employee in connection with the purchase of substantially all of the assets of Valley Welding Supply (described below). The shares were issued with a price per share of $0.1140, which was the closing price of the Company’s common stock on the OTCQB on November 6, 2020, and were issued in reliance upon the execution from registration provided by Section 4(a)(2) under the Securities Act.

On November 18, 2020, the Company held a closing of a private placement of shares of its restricted common stock, par value $0.000001, in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended and Regulation D, Rule 506(b) as promulgated thereunder. In connection with the Offering, the Company entered into a Common Stock Purchase Agreement with several accredited investors. Pursuant to the Purchase Agreement, the Company agreed to sell to the Purchasers an aggregate of 104,250,000 shares of restricted Common Stock at a price per share of $0.10. The Company received a total of $10.4 million in gross proceeds from the Offering, before deducting Offering expenses and commissions, including the placement agent’s commission of $0.5 million, and reimbursement of the placement agent’s legal fees and other expenses in the amount of $0.2 million. The private placement may be extended at the discretion of management.

Registered Equity Securities

Subsequent to September 30, 2020, approximately 25,875,000 of the Company’s outstanding warrants granted in connection with the Company’s private placement which occurred on or around August 7, 2020 were exercised into approximately 25,875,000 shares of common stock.

Acquisition

On November 6, 2020, the Company and its wholly owned subsidiary MagneGas Welding Supply – West, LLC entered into an Asset Purchase Agreement with the owners of Valley Welding Supply for the purchase of substantially all of its tangible and intangible business assets. The total purchase price for the assets was $2 million. At closing, the Company paid total cash consideration of $0.4 million and will pay additional cash consideration in the amount of $0.4 million within ninety days following the closing date. The remainder of the purchase price will be paid pursuant to an employment agreement and a consulting agreement entered into with the sellers.

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

The forward-looking statements in this document are based upon various assumptions, many of which are based on management’s discussion and analysis or plan of operations and elsewhere in this Report. Although we believe that these assumptions were reasonable when made, these statements do not guarantee future performance and are subject to certain risks and uncertainties, some of which are beyond our control, and are difficult to predict. Actual results could differ materially from those expressed in forward-looking statements as a result of the risk factors we describe in our filings with the SEC, including our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q. There also may be other risks that are currently unknown to us or that we are unable to predict at this time that could cause actual results to differ materially from those expressed in our forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements, which reflect management’s view only as of the date of this Report. We do not have any intention or obligation to update any forward-looking statement, whether as a result of new information or future events, after the date of this Quarterly Report on Form 10-Q, except as required by applicable law.

Impact of COVID-19

During the first quarter of 2020, the outbreak of COVID-19 evolved into a global pandemic, which caused a significant downturn in the global economy. The Company continues to operate its business through the COVID-19 pandemic and has taken additional precautions and adopted operational policies to protect the safety of its employees, customers, vendors, and the communities in which it operates.

There are various uncertainties that have arisen from the COVID-19 pandemic. While management is continuing to monitor the impact of the pandemic on the Company, including the impact on its employees, customers, vendors, stockholders, and other business partners and stakeholders, it is difficult to predict the impact that the pandemic will have on future results of its operations, financial position, and liquidity, if any, as this is outside of the Company’s control. The scope, duration and magnitude of the direct and indirect effects of COVID-19 continue to evolve and in ways that are difficult or impossible to anticipate. This has caused some uncertainties around various accounting estimates. Due to these uncertainties, our accounting estimates may change, as management’s assessment of the impacts of the COVID-19 pandemic continues to evolve. In addition, our results in the first three quarters of 2020 may not be indicative of the impact COVID-19 could have on the Company’s results for the remainder of 2020.

Overview

Taronis Fuels, Inc. (the “Company,” “we,” “us,” or “our”) is a renewable fuel and power generation company. Our primary business objective is the production of sustainable, socially responsible alternatives to existing fossil fuel and industrial gas products. Our first commercially viable product is a metal cutting fuel called “MagneGas”. MagneGas is a proprietary synthetic gas comprised primarily of hydrogen that is produced by the Company from its patented Venturi® Flow Submerged Plasma Arc Gasification Units (“Gasification Units”). The Gasification Units are patent protected in the United States, and we have or are in the process of filing patents under the Patent Cooperation Treaty in other areas of the world. During the three months ended September 30, 2020, we purchased the patents primarily related to the production of MagneGas and the manufacturing, sale and distribution of Gasification Units and related patents, trademarks and other intellectual property.

The Company is also a holding company of various gas and welding supply companies doing business as “MagneGas Welding Supply”, including MagneGas Welding Supply-Southeast, LLC, MagneGas Welding Supply-South, LLC, MagneGas Welding Supply-West, LLC, MagneGas Limited (United Kingdom), and MagneGas Ireland Limited (Republic of Ireland). The Company manufactures, sells and distributes its Gasification Units, MagneGas as a metal cutting fuel, and a full line of industrial gases, welding equipment and services to the retail and wholesale metalworking and manufacturing industries. “MagneGas” is produced by our wholly owned subsidiary, MagneGas Production, LLC. The Company also specializes in and supplies the wholesale H.V.A.C. and plumbing supply distributor markets with various gases through its wholly owned subsidiaries Taronis-TGS, LLC and Tech-Gas Solutions, LLC, which we acquired in May 2020.

We were initially organized as a Delaware limited liability company on February 1, 2017, under the name MagneGas Welding Supply, LLC, to be a holding company for our various subsidiary level welding supply companies. On April 9, 2019, we converted MagneGas Welding Supply, LLC into Taronis Fuels, Inc., a Delaware corporation. On July 15, 2019, BBHC, Inc. (“BBHC”), f/ka as Taronis Technologies, Inc., the Company’s former parent, announced that its Board of Directors approved a plan to pursue a separation of its gas and welding supply retail business through a spin-off transaction. On December 5, 2019, we became an independent, publicly traded company and the spin-off was not tax-free to either BBHC, our former parent, or our stakeholders.

Subsequent Events

Included in Note 1 to Financial Statements.

Results of Operations

Comparison for the three and nine months ended September 30, 2020 and 2019

Revenues

For the three months ended September 30, 2020 and 2019 we generated revenues of approximately $9.7 million and approximately $5.4 million, respectively. This represents a $4.3 million, or 79.6% increase when compared to the same period in 2019. The increase was primarily due to three factors. First, the Company recorded $2.3 million in unit sales for activities related to the fulfillment of initial contracts in the Republic of Turkey. Second, the Company generated $2.1 million in additional industrial gas and welding product sales through its domestic retail and wholesale operations. Third, the Company continued to expand its marketing efforts during the economic uncertainty created by the COVID-19 pandemic. As a result, the Company has been successful in diversifying its client base and adding clients in industries of stability and strength during the downturn. The Company experienced significant growth in its Florida market, which has more than doubled its revenues since the first impact of COVID-19. The Company continued to see strong sales growth in its Texas operations, while California remained largely flat due to a negative impact of the widespread forest fires in the second half of the third quarter.

For the nine months ended September 30, 2020 and 2019 we generated revenues of approximately $23.5 million and approximately $16.1 million, respectively. The $7.4 million increase in sales was largely attributed to the sale of a $3 million 300KW Venturi arc gasification unit in the second quarter of fiscal 2020 and the recording of $2.3 million of revenue associated with third quarter gasification unit sales. In addition to the growth in the Florida and Texas markets, the acquisition of Tech-Gas Solutions (“TGS”) in May 2020 added a new revenue stream of wholesale gas, which offset the negative impact COVID-19 had on the retail industrial gas and welding supply sales during the second quarter and continues to contribute to the overall revenue growth year over year

Gross income for the three months ended September 30, 2020 was approximately $6.3 million, representing an approximate $3.5 million increase as compared to $2.8 million for the three months ended September 30, 2019. The increase of 125% was primarily due to the impact of the unit sales, which generated approximately $2.3 million of the $3.5 million in incremental gross income. The remaining $1.2 million increase in gross income was due to an increase in industrial gas sales, welding supply and cylinder sales across the Company’s domestic wholesale and retail sales network.

Gross income for the nine months ended September 30, 2020 was approximately $15.9 million, representing an approximate $8.2 million increase as compared to $7.7 million for the nine months ended September 30, 2019. Of the $7.7 million increase, approximately $3 million of the improvement was due to the sale of a 300KW Venturi plasma arc gasification unit sale in the second quarter of fiscal 2020 and an additional $2.3 million was due to additional gasification unit sales which occurred during the third quarter. The remaining improvement in gross income was largely due to overall improved margins on industrial gas sales, which were 65.2% for the nine months ended September 30, 2020, as compared to 52.1% for the same period in 2019. The improvement was in part due to installation of an industrial gas fill plant to service the Company’s Florida market, as well as improved pricing power with suppliers.

Operating Expenses

Operating expenses were approximately $8.5 million for the three months ended September 30, 2020 as compared to approximately $4.7 million for the three months ended September 30, 2019. The increase of approximately $3.8 million was largely due to an increase in payroll. The Company recorded approximately $4.8 million in total payroll and benefits expense during the third quarter of 2020, as compared to approximately $2.5 million for the third quarter of 2019. The $2.3 million increase was largely due to the increased headcount for personnel added in research and engineering, gasification unit manufacturing staffing in Arizona, sales personnel for the MagneGas Welding Supply sales team, and the new corporate headquarters in Peoria, Arizona. Non-cash expenses for depreciation and amortization were $0.5 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively. Other non-cash expenses incurred during the current quarter were $0.7 million associated with stock compensation, of which none was recorded for the three months ended September 30, 2019 and bad debt expense of $0.3 million, which was $0.2 million for the three months ended September 30, 2019. In total, the Company incurred an additional $1.3 million in non-cash expenses than the same quarter in the prior year. Further, the Company incurred an additional $2.3 million in additional cash expense related to payroll. The remaining $0.2 million increase in operating expenses was primarily due to increased operating expenses from the addition of TGS during 2020, the new corporate headquarters, and the new gasification unit manufacturing facility in Peoria, AZ.

Operating expenses were approximately $20 million for the nine months ended September 30, 2020 as compared to approximately $12.4 million for the nine months ended September 30, 2019. Of the overall $7.6 million increase, payroll was the largest single increase. Payroll for the nine months ended September 30, 2020 was $11 million as compared to $6.1 million for the nine months ended September 30, 2019. The $4.9 million increase was primarily due to the research and engineering team adding a director of manufacturing for the mass production of Units, a director of MagneGas production for domestic national gas production, as well as procurement and supply chain personnel for the international shipping of Units. Overall staffing expenses are expected to remain at or below these levels for the remainder of 2020. Other factors contributing to the increase in operating expenses include non-cash items such as depreciation and amortization as well as stock compensation. During the current fiscal year, $1.5 million in depreciation and amortization expense was recorded compared to $0.8 million the same period during the prior year. In addition, a total of $1 million in stock compensation was recorded during the current fiscal year, of which none was recorded in the prior fiscal year. In total, the Company incurred an additional $4.9 million in cash expenses and $1.7 million in non-cash expenses in the current year compared to the prior year. The remaining $1 million increase in operating expenses year over year was primarily due to increased operating expenses from the addition of TGS during the second quarter of 2020, the new corporate headquarters, and the new gasification unit manufacturing facility in Peoria, AZ.

Net Loss

Our operating results for the three months ended September 30, 2020 recognized losses in the amount of approximately $5.2 million compared to losses of approximately $2.2 million for the three months ended September 30, 2019. The increase in losses from 2019 to 2020 are primarily due to the Company incurring significant interest expenses in the amount of $2.4 million during the quarter. Much of this expense was related to one-time events, and interest expense has decreased significantly as a result of subsequent events that have taken place early in the fourth quarter.

Our operating results for the nine months ended September 30, 2020 recognized losses in the amount of approximately $7.5 million compared to approximately $4.8 million for the nine months ended September 30, 2019. The $2.7 million increase in losses were primarily due to an increase in interest expense and the increase in payroll expenses as explained above within the operating expense section.

Liquidity and Capital Resources

As of September 30, 2020, the Company had cash of approximately $0.2 million and has reported net loss of approximately $5.2 million during the three months ended September 30, 2020 and a net loss of $7.5 million year to date. The Company has used cash in operations of approximately $4.9 million for the nine months ended September 30, 2020. In addition, the Company had a negative working capital position of approximately $5 million, and a stockholder’s equity balance of approximately $39.5 million. Our primary source of capital has historically come from equity and debt financing transactions.

The Company has seen improvements in operating profitability during 2020. The Company generated an operating loss in the first quarter of 2020 in the amount of $3.5 million, followed by operating profits of $1.6 million and a loss of $2.2 million in the second and third quarters, respectively. The Company continues to experience consistent domestic sales growth early in the fourth quarter and is expecting to see this trend continue in coming quarters. The Company also has a significant backlog of contractual revenue that is expected to begin to be recognized beginning in 2021. This backlog of revenues is related to gasification unit sales that, in dollar terms, would represent a significant increase in overall sales with a limited increase in operating expenses. Consequently, the Company anticipates gross income will continue to increase at an accelerated rate, while operating expenses remain largely unchanged. As a result, the Company expects operating profitability to continue to improve.

In the third quarter of 2020, operating profits were more than offset by interest expense on debt instruments that has been retired through transactions that have occurred subsequent to the financial statements presented as of September 30, 2020. As a result, the Company’s overall debt levels and its costs of capital have been reduced significantly. Beginning in the fourth quarter of 2020, the Company anticipates interest expense will greatly diminish, and net losses will rapidly decrease, with the expectation the Company will be profitable in early 2021. The Company forecasts a significant level of operating profitability and net income generation in 2021.

Our primary source of capital has historically come from equity and debt financing transactions, including $6.8 million in gross proceeds received from convertible notes issued in a private placement offering that closed on August 7, 2020, $10.9 million in gross proceeds received from shares of restricted common stock issued in a private placement offering that closed on October 14, 2020, and an additional $10.4 in gross proceeds received from a similar private placement offering on November 18, 2020. The Company has also actively utilized debt and credit financings, including a $10 million credit facility entered into on October 21, 2020, approximately $0.8 million in short term debt, $8 million in seller financing for the TGS acquisition, and $2 million for a Payroll Protection Plan (“PPP”) loan. While the PPP loan is expected to be forgiven before year end, all short-term MCA notes have been repaid in full, and a portion of the Company’s term debt related to the TGS acquisition has been repaid.

The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan, continue to scale revenue from operations, and its ability to raise additional funds by way of public or private equity offerings or through the use of indebtedness. Given the Company’s significant improvement in operating income, combined with the elimination of high interest debt instruments, the Company believes it’s ability to financially support its current business plan is greatly improving. However, at this time, there is still sufficient doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the financial statements.

Our plans and expectations for the balance of the fiscal year from the date of filing this quarterly report may include raising debt capital to help fund commercial operations, acquisitions and organic growth. In October 2020, the Company closed a private placement offering of its restricted common stock providing the Company net proceeds of $10 million and entered into a $10 million loan and security agreement. In November 2020, the Company raised an additional $10.4 million through a private placement of its restricted common stock. These transactions provide the Company with access to adding capital to fund its operations and the Company believes these transactions will help the Company continue as a going concern. We utilized cash in our operations of approximately $0.5 million per month for the first nine months of 2020, but recently this has significantly improved, and our reliance on outside capital is decreasing rapidly.

If these sources do not provide the capital necessary to fund our operations during the next twelve months from the date of this report, we may need to curtail certain aspects of our operations or expansion activities or consider other means of financing. We can give no assurance that we will be successful in implementing our business plan and obtaining financing on terms advantageous to us or that any such additional financing would be available to us.

Cash Flows from Operations

Cash flows from continuing operations for operating, financing and investing activities for the nine months ended September 30, 2020 and 2019 are summarized in the following table:

	Nine Months Ended September 30,
	2020	2019
	(unaudited)
Operating activities	$(4,871)	$(1,643)
Investing activities	(8,582)	(8,970)
Financing activities	13,592	10,660

Net increase in cash from continuing operations	$139	$47

For the nine months ended September 30, 2020, we used cash of approximately $4.9 million in operations, equating to approximately $0.5 million used per month. Our cash use for the nine months ended September 30, 2020 and 2019 was primarily attributable to cash used to reduce vendor balances, accrued expenses and other short-term liabilities. During the nine months ended September 30, 2020, cash used by investing activities consisted of approximately $8.6 million. During the nine months ended September 30, 2019, cash used by investing activities consisted of approximately $9 million primarily due to the acquisition of all stock of two companies and the assets of another company and purchases of property and equipment. Cash provided by financing activities for the nine months ended September 30, 2020 was approximately $13.6 million as compared to cash provided by financing activities for the nine months ended September 30, 2019 of approximately $10.7 million. The net increase in cash during the nine months ended September 30, 2020 and September 30, 2019 was approximately $0.1 million and $0.1 million, respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and individual performing the function of the chief financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the individual performing the function of the chief financial officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of September 30, 2020, our chief executive officer and individual performing the functions of the chief financial officer concluded that Company’s disclosure controls and procedures were not effective.

Notwithstanding the existence of these material weaknesses, management believes that the condensed consolidated financial statements in this report on Form 10-Q fairly present, in all material respects, the Company’s financial condition as reported, in conformity with United States Generally Accepted Accounting Principles (“GAAP”).

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process, under the supervision of the chief executive officer and individual performing the function of the chief financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

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

Management has not completed  a proper evaluation, risk assessment and monitoring of the company’s internal controls over financial reporting as of September 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result, management has concluded controls were not effective and identified material weaknesses in internal control over financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of September 30, 2020, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2020 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. Notwithstanding the foregoing, on June 4, 2020, the Company engaged a highly reputable outside accounting firm to assist us with improving our internal controls over financial reporting such that we will be well positioned to have our independent registered public accounting firm conduct a Sarbanes-Oxley Section 404 audit in connection with our 2020 Annual Report. To date, the Company has completed a number of key steps in the process, including but not limited to, all employee interviews, finalization of our financial reporting narrative, finalization of our accounts payable narrative, and finalization of our accounts receivable narrative.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is involved in certain claims and pending litigation arising from the normal conduct of its business. Many of these claims are covered in whole or in part by insurance. Based on knowledge of the facts and, in certain cases, opinions of outside counsel, management believes that adequate provisions have been made for probable losses with respect to the resolution of all such claims and pending litigation and that the ultimate outcome, after provisions therefor, will not have a material adverse effect on the financial condition of the Company, but could have a material effect on the results of operations in a given quarter or year.

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

As of September 2020, we had goodwill of approximately $21 million, which represented approximately 28.8% of our total assets. Accounting standards require us to test goodwill for impairment annually, and more frequently when events or changes in circumstances indicate impairment may exist. There can be no assurance that reviews of our goodwill and other intangible assets will not result in impairment charges. Although it does not affect cash flow, an impairment charge does have the effect of decreasing our earnings, assets and stockholders’ equity. Factors that could indicate our goodwill or intangible assets are impaired include a decline in our stock price and market capitalization or lower than projected operating results and cash flows. Our stock price historically has shown volatility and often fluctuates significantly in response to market and other factors. Declines in our stock price or lower operating results could increase the risk of impairment. If we determine that further impairment exists, it may result in a significant non-cash charge to earnings and lower stockholders’ equity.

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

Our existing senior secured asset-based revolving credit facility contains various affirmative covenants, negative covenants, and default provisions. Failure to comply with these covenants or an event of default could cause the related indebtedness to become due and payable, limit our ability to incur additional indebtedness, and put our assets at risk.

The lenders’ obligation to extend credit under our existing senior secured asset-based revolving credit facility depends upon, among other things, our compliance with certain covenants. The credit facility also contains customary events of default, such as the failure to pay obligations when due, the Borrowers’ failure to perform its obligations and observe covenants under the credit facility, initiation of bankruptcy or insolvency proceedings, making prohibited payments on subordinated indebtedness, and defaulting on material third party agreements. Upon an event of default, our lender may, subject to certain rights to cure, require the immediate payment of all amounts outstanding under the credit facility. In addition, during the occurrence of an event of default, outstanding amounts shall bear interest at an additional 5.0% per annum in excess of the interest rate otherwise applicable. Additionally, our credit facility is secured by all of our assets.

If we were to default, we would attempt to cure, obtain a waiver from our lender, or refinance. In the event we are unable to remedy a default, obtain a waiver, or refinance, we may not have sufficient cash on hand to pay the credit facility in full at the time of any default. In addition, the lender could attempt to foreclose on our assets. This could restrict our ability to obtain future financing or incur additional indebtedness on terms favorable to us and potentially disrupt our operations. As such, any default could have a material adverse effect on our business, operations or financial results.

Risks Related to our Common Stock

Sales of our shares issued in our recent private placements may cause the market price of our shares to decline.

In a private placement offering conducted during the summer of 2020, we issued 12,500,000 shares of Common Stock to certain selling stockholders and, in a separate private placement offering conducted in the same timeframe, we issued warrants to purchase 93,500,000 shares of Common Stock to certain selling stockholders. We have registered with the SEC all of those shares of Common Stock and shares of Common Stock underlying those warrants for resale pursuant to a registration statement declared effective by the SEC in August 2020. All of these shares may be freely sold in the open market. In addition, in a private placement offering that occurred in October 2020 we issued 108,500,000 shares of Common Stock to certain selling stockholders and, in an exchange transaction that occurred in October 2020, we issued 20,037,020 shares of Common Stock to certain selling stockholders in exchange for all or a portion of their convertible debentures. We have registered with the SEC all of those shares of Common Stock for resale pursuant to a registration statement declared effective by the SEC in November 2020. All of these shares may be freely sold in the open market.

In addition, in a private placement offering that occurred in November 2020, we issued 104,250,000 shares of Common Stock to certain selling stockholders We will register with the SEC all of the shares of Common Stock issued in the November 2020 private placement pursuant to the Registration Rights Agreement we entered into with the selling stockholders in connection with the private placement offering that occurred in November 2020. Upon effectiveness of the registration statement, these shares may also be freely sold in the open market.

The shares issued during the summer of 2020, October 2020, and November 2020 represent a significant portion of our daily trading volume. The sale of a significant number of shares in the open market, or the perception that these sales may occur, could cause the trading price of our Common Stock to decline or become highly volatile.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of 2020, the Company had the following unregistered sales of equity securities:

On September 1, 2020, we issued 576,923 shares of restricted common stock as partial payment for rent due under a corporate office lease. The shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, or the Securities Act.

On August 25, 2020, we issued 200,000 shares of restricted common stock to a consultant for services rendered or to be rendered. The shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) under the Securities Act.

On August 21, 2020, we issued 200,000 shares of restricted common stock to a consultant for services rendered or to be rendered. The shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) under the Securities Act.

On August 20, 2020, the Company issued 2,500,000 shares of restricted common stock for no additional consideration to certain accredited investors pursuant to obligations under the terms of a private placement originally disclosed on a Current Report on Form 8-K filed with the SEC on June 18, 2020. The shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) under the Securities Act.

Pursuant to a Purchase Agreement under which the Company acquired the entire intellectual property portfolio of BBHC, Inc., on August 19, 2020, the Company issued 7,092,199 shares of restricted common stock to BBHC, Inc. The shares of restricted common stock were issued in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act.

On August 12, 2020, the Company issued a total of 200,000 shares of restricted common stock in connection with certain financial obligations related to a transaction the Company closed in May 2020. The shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) under the Securities Act.

In a private placement offering that closed on August 7, 2020, the Company sold a principal amount of $7,650,000 convertible debentures convertible into 85,000,000 shares of common stock at a conversion price of $0.09 based on the face value of those convertible debentures. The convertible debentures are convertible into shares of Common Stock based on such principal amount outstanding plus all accrued but unpaid interest and all other amounts, costs, expenses, and liquidated damages due in respect of the debentures. In connection with the purchase of the Debentures, the investors received warrants to purchase 85,000,000 shares of the Company’s common stock at an exercise price equal to $0.09. In addition, the placement agent in the private placement was granted a common stock purchase warrant for the purchase of 8,500,000 shares of the Company’s common stock. The Debentures and Common Stock Warrants were issued and sold without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D Rule 506(b) promulgated thereunder and in reliance on similar exemptions under applicable state laws. The Company intends to use the gross proceeds from this private placement offering for general corporate purposes.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
4.1	Form of Warrant issued by the Company to the Holders	8-K	4.1	8/10/20
10.1	Form of Debenture issued by the Company to the Holders	8-K	10.1	8/10/20
10.2	Form of Securities Purchase Agreement entered into by and between the Company and the Holders	8-K	10.2	8/10/20
10.3	Form of Security Agreement entered into by and between the Company and the Holders	8-K	10.3	8/10/20
10.4	Form of Subsidiary Guarantee entered into by and between the Company’s Subsidiaries and the Holders	8-K	10.4	8/10/20
10.5	Purchase Agreement, dated as of August 19, 2020, between BBHC, Inc. and Taronis Fuels, Inc.	8-K	10.1	8/21/20
31.1	Certification of Principal Executive Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance.				X
101.SCH	XBRL Schema.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X
101.PRE	XBRL Presentation.				X

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

Taronis Fuels, Inc.

By:	/s/ Scott Mahoney
Scott Mahoney
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 19, 2020

By:	/s/ Tyler B. Wilson
Tyler B. Wilson, Esq.
Chief Accounting Officer
(Principal Financial and Accounting Officer)

Dated:	November 19, 2020

